Form 10-Q
period 2022-09-30
Spring Valley Acquisition Corp. II
filed 2022-11-18
CIK 1843477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission File

Number 001-41529

SPRING VALLEY ACQUISITION CORP. II

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1579063
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2100 McKinney Ave., Suite 1675

Dallas, TX 75201

(214) 308-5230

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, one right and one-half of one redeemable public warrant	SVIIU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	SVII	The Nasdaq Stock Market LLC
Rights included as part of the units to acquire one-tenth (1/10) of one share of Class A ordinary share	SVIIR	The Nasdaq Stock Market LLC
Redeemable public warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	SVIIW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒    No  ☐

As of November 18, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,666,667 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SPRING VALLEY ACQUISITION CORP. II

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period From January 19, 2021 (inception) Through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period From January 19, 2021 (inception) Through September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period From January 19, 2021 (inception) Through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

	SIGNATURES	24

PART I FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SPRING VALLEY ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Deferred offering costs associated with initial public offering	$658,927	$615,435
Total Assets	$658,927	$615,435

Liabilities and Shareholders' Equity (Deficit):
Current liabilities:
Accounts payable	$43,404	$19,161
Accrued expenses	386,442	415,660
Note payable - related party	269,088	168,043
Total current liabilities	698,934	602,864

Commitments and Contingencies
	—	—
Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,666,667 shares issued and outstanding (1)(2)	767	767
Additional paid-in capital	24,233	24,233
Accumulated deficit	(65,007)	(12,429)
Total shareholders' Equity (Deficit)	(40,007)	12,571
Total Liabilities and Shareholders' Equity (Deficit)	$658,927	$615,435
(1)This number includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriters. On October 17, 2022, the underwriter consummated the exercise in full of the over-allotment; thus, these 1,000,000 Class B ordinary shares were no longer subject to forfeiture (see Note 4).
(2)The numbers at December 31, 2021 have been retroactively restated to reflect the share capitalization on March 18, 2022 with respect to the Class B ordinary shares, resulting in an aggregate of 7,666,667 Class B ordinary shares outstanding.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the period from
	For the three months ended September 30,		For the nine months ended	January 19, 2021 (inception)
	2022	2021	September 30, 2022	through September 30, 2021
	(unaudited)	(unaudited)	(unaudited)
General and administrative expenses	$21,879	$—	$52,578	$7,965
Net loss	$(21,879)	$—	$(52,578)	$(7,965)

Weighted average shares outstanding, basic and diluted (1)	6,666,667	6,666,667	6,666,667	6,666,667

Basic and diluted net loss per share	$(0.00)	$—	$(0.01)	$(0.00)
(1)This number excludes up to 1,000,000 Class B ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriters. On October 17, 2022, the underwriter consummated the exercise in full of the over-allotment; thus, these 1,000,000 Class B ordinary shares were no longer subject to forfeiture. (see Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	For the three and nine months ended September 30, 2022
			Additional		Total
	Class B Ordinary Shares (1)(2)		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2021	7,666,667	$767	$24,233	$(12,429)	$12,571
Net loss	—	—	—	(29,342)	(29,342)
Balance - March 31, 2022 (unaudited)	7,666,667	$767	$24,233	$(41,771)	$(16,771)
Net loss	—	—	—	(1,357)	(1,357)
Balance - June 30, 2022 (unaudited)	7,666,667	$767	$24,233	$(43,128)	$(18,128)
Net loss	—	—	—	(21,879)	(21,879)
Balance - September 30, 2022 (unaudited)	7,666,667	$767	$24,233	$(65,007)	$(40,007)
(1)This number includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriters. On October 17, 2022, the underwriter consummated the exercise in full of the over-allotment; thus, these 1,000,000 Class B ordinary shares were no longer subject to forfeiture. (see Note 4).
(2)The numbers at December 31, 2021 have been retroactively restated to reflect the share capitalization on March 18, 2022 with respect to the Class B ordinary shares, resulting in an aggregate of 7,666,667 Class B ordinary shares outstanding.

	For the three months ended September 30, 2021 and for the period from January 19, 2021
	(inception) through September 30, 2021
			Additional		Total
	Class B Ordinary Shares (1)(2)		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 19, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	7,666,667	767	24,233	—	25,000
Net loss	—	—	—	(7,965)	(7,965)
Balance - March 31, 2021 (unaudited)	7,666,667	767	24,233	(7,965)	17,035
Net loss	—	—	—	—	—
Balance - June 30, 2021 (unaudited)	7,666,667	$767	$24,233	$(7,965)	$17,035
Net loss	—	—	—	—
Balance - September 30, 2021 (unaudited)	7,666,667	$767	$24,233	—	$17,035
(1)This number includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriters. On October 17, 2022, the underwriter consummated the exercise in full of the over-allotment; thus, these 1,000,000 Class B ordinary shares were no longer subject to forfeiture. (see Note 4).
(2)The numbers have been retroactively restated to reflect the share capitalization on March 18, 2022 with respect to the Class B ordinary shares, resulting in an aggregate of 7,666,667 Class B ordinary shares outstanding.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the period from
	For the nine months ended	January 19, 2021 (inception)
	September 30, 2022	through September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(52,578)	$(7,965)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor under promissory note	13,840	—
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	7,965
Changes in operating assets and liabilities:
Accounts payable	22,295	—
Accrued expenses	16,443	—
Net cash used in operating activities	—	—

Net change in cash	—	—

Cash - beginning of the period	—	—
Cash - end of the period	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	—	315,033
Deferred offering costs included in accounts payable	21,110	27,751
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	17,049
Deferred offering costs paid by Sponsor under promissory note	68,043	154,975
Prior accounts payable balance paid by Sponsor under promissory note	19,162	—
Reversal of accrued offering expenses	45,661	—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Note 1 — Description of Organization, Business Operations and Liquidity

Spring Valley Acquisition Corp. II (the “Company”) is a blank check company incorporated in Cayman Islands on January 19, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 19, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Spring Valley Acquisition Sponsor II, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 12, 2022. On October 17, 2022, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including the issuance of 3,000,000 Units as a result of the underwriter’s full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of approximately $230.0 million, and incurring offering costs of approximately $13.4 million, of which approximately $8.1 million was for deferred underwriting commissions (Note 5). Each Unit consists of one Class A ordinary share, one right to receive one-tenth (1/10) of one Class A ordinary share (the “Right”), and one-half of one redeemable warrant.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 13,350,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $13.4 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $235.8 million ($10.25 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in the Trust Account and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the Target (as defined below) or otherwise acquires a controlling interest in the Target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the Company’s issued and outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.25 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

The Public Shares were recorded at a redemption value and classified as temporary equity upon consummation of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the U.S. Securities and Exchange Commission (“SEC”) prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders will not be entitled to redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The holders of the Founder Shares (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have 15 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 15 months, the Company may extend the period of time to consummate a Business Combination one time by an additional three months (for a total of 18 months from the closing of the Initial Public Offering), subject to the Sponsor or its affiliates or designees depositing additional funds into the Trust Account an amount equal to $0.10 per Public Share, or $2.3 million in the aggregate, on or prior to the 15-month anniversary of the closing of the Initial Public Offering. Any such payments would be made in the form of a loan that will be non-interest bearing and payable upon the consummation of the initial Business Combination (the “Extension Loans”). The Public Shareholders will not be entitled to vote on or redeem their shares in connection with any such extension.

If the Company is unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering, or January 17, 2024 (or up to 18 months, or April 17, 2024, if the Company extends the period of time to consummate a Business

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Combination) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The initial shareholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.25. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.25 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2022, the Company had a working capital deficit of approximately $699,000.

The Company’s liquidity needs through September 30, 2022 were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for issuance of the Founder Shares (as defined in Note 4), and loan from the Sponsor of approximately $269,000 under the Note (as defined in Note 5). Subsequently, the Company’s liquidity needs had been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. The Company repaid the Note in full on October 18, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 4) as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants). As of September 30, 2022 and December 31, 2021 there was no Working Capital Loan outstanding.

Based on the foregoing, management believes that after the consummation of the Initial Public Offering and the Private Placement, the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing and the Sponsor has financial wherewithal. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management continues to evaluate the impact of the COVID-19 outbreak on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting periods. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of these unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

recognized in the statements of operations each reporting period. The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period.

Upon the consummation of the Initial Public Offering and the Private Placement on October 17, 2022, the Company accounted for the Rights and warrants to be issued in connection with the Initial Public Offering and the Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that the Rights and warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the instruments continue to be classified in equity.

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, and other costs incurred through the balance sheet dates that were directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, deferred offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Deferred offering costs allocated to the warrants and Rights were charged to equity. Deferred offering costs allocated to the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 19, 2021 (inception) through September 30, 2021 were reduced for the effect of an aggregate of 1,000,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 4). On October 17, 2022, the underwriter consummated the exercise in full of the over-allotment; thus, these 1,000,000 Class B ordinary shares were no longer subject to forfeiture. As of September 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands (“Cayman”). In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Note 3 — Initial Public Offering

On October 17, 2022, the Company consummated its Initial Public Offering of 23,000,000 Units, including the issuance of 3,000,000 Units as a result of the underwriter’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of approximately $230.0 million, and incurring offering costs of approximately $13.4 million, of which approximately $8.1 million was for deferred underwriting commissions.

Each Unit consists of one share of Class A ordinary shares, one-half of one redeemable warrant (each, a “Public Warrant”) and one Right to receive one-tenth (1/10) of one Class A ordinary share. Each Public Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 — Related Party Transactions

Founder Shares

On January 26, 2021, the Sponsor purchased 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), to cover certain expenses on the Company’s behalf for an aggregate purchase price of $25,000. On March 18, 2022, the Company effectuated a share capitalization with respect to its Class B ordinary shares of 1,916,667 shares thereof, resulting in an aggregate of 7,666,667 Class B ordinary shares outstanding. The Sponsor agreed to forfeit up to an aggregate of 1,000,000 Founder Shares to the extent that the option to purchase additional Units was not exercised in full by the underwriters or is reduced, so that the Founder Shares would represent 25% of the Company’s issued and outstanding shares after the Initial Public Offering. On October 17, 2022, the underwriter consummated the exercise in full of the over-allotment; thus, these 1,000,000 Founder Shares were no longer subject to forfeiture.

The initial shareholders, and the executive officers and directors of the Company, agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property, excluding ordinary shares subject to forfeiture.

The Founder Shares are subject to performance and market condition vesting terms. The Sponsor agreed that upon and subject to the completion of the initial Business Combination, 25% of the Founder Shares then held by the Sponsor (which will be converted in Class A ordinary shares as described in Note 6) shall be considered to be newly unvested shares, which will vest only if the closing price of the Company’s Class A ordinary shares on Nasdaq equals or exceeds $12.50 for any 20 trading days within a 30 trading day period on or after the first anniversary of the closing of the initial Business Combination but before the fifth anniversary. The Sponsor agreed, subject to exceptions, not to transfer any unvested Founder Shares prior to the date such securities become vested. Founder Shares, if any, that remain unvested at the fifth anniversary of the closing of the initial Business Combination will be forfeited, subject to certain exceptions. Notwithstanding the foregoing, and subject to the satisfaction of the other transfer restrictions on the Founder Shares described herein, the Sponsor may be able to transfer up to 80% of its Founders Shares even if it is required to forfeit all of its unvested Founders Shares and even if the trading price of Class A ordinary shares declines materially. The issuance of Founder Shares to the Sponsor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were granted subject to a performance condition and a market condition. Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of October 17, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation will be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share, which considers the market condition in the valuation, less the amount initially received for the purchase of the Founder Shares.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

In February 2021, the Sponsor transferred 40,000 Class B ordinary shares to each of the Company’s directors. The sale of the Founder Shares is in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of October 17, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 13,350,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $13.4 million. Each Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per ordinary share.

A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

The purchasers of the Private Placement Warrants agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination.

Related Party Loans

Promissory Note to Sponsor

The Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note, dated on January 26, 2021 and was later amended and restated on January 28, 2022 and subsequently amended and restated a second time on September 26, 2022 (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, the Company borrowed approximately $269,000 and approximately $168,000 under the Note, respectively. The Company fully repaid the Note on October 18, 2022. Upon consummation of the Initial Public Offering, the Note was no longer available to the Company.

Working Capital Loan

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Extension Loans

As described in Note 1, if the Company extends the time it has to consummate the initial Business Combination to 18 months from the closing of the Initial Public Offering, the Sponsor or its affiliates or designees may, but are not obligated to, provided the Extension Loans to the Company for an amount of $0.10 per Public Share, or $2.3 million in the aggregate, to deposit in Trust Account. The Extension Loans will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes its initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Such Extension Loans may be converted into warrants of the post Business Combination entity, identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender. If the Company does not complete a Business Combination, it will not repay such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Extension Loans.

Administrative Services Agreement

On October 12, 2022, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor an amount of $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation.

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.

Note 5 — Commitments and Contingencies

Shareholder and Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans), are entitled to registration rights pursuant to a registration rights agreement to be signed upon the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per Unit, or approximately $8.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable solely in the event that the Company completes a Business Combination. As of September 30, 2022 and December 31, 2021, the Company had Deferred Legal Fees of approximately $518,000 in connection with such services. The Company will recognize an expense for these services when the performance trigger is considered probable.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 7,666,667 Class B ordinary shares issued and outstanding. Of these, up to 1,000,000 Class B ordinary shares were subject to forfeiture to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the Class B ordinary shares would represent 25% of the Company’s issued and outstanding shares after the Initial Public Offering. On October 17, 2022, the underwriter consummated the exercise in full of the over-allotment; thus, these 1,000,000 Class B ordinary shares were no longer subject to forfeiture.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares shall have the right to vote on the election of the Company’s directors prior to the initial Business Combination.

The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the completion of our initial Business Combination, at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate on an as-converted basis, 25% of the sum of (i) the total number of all Class A ordinary shares issued and outstanding upon completion of the Initial Public Offering (including any over-allotment shares if the underwriters exercise their overallotment option), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion of the Class B ordinary shares plus (iii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination, and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. Prior to the initial Business Combination, only holders of Class B ordinary shares will be entitled to vote on the appointment of directors.

Rights — As of September 30, 2022 and December 31, 2021, there were no Rights outstanding. Each holder of a whole Right will receive one-tenth of one Class A ordinary share upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert his, her or its Rights in order to receive the one share underlying each Right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights, and the Rights will expire worthless. No fractional shares will be issued upon conversion of any Rights.

Warrants — As of September 30, 2022 and December 31, 2021, there were no warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the public warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon the Company’s redemption or liquidation.

The exercise price of each Warrant is $11.50 per share, subject to adjustment as described herein. In addition, if the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price.

The Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if the last reported sale price of Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

The Company will not redeem the Public Warrants as described above unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. Any such exercise would not be on a cashless basis and would require the exercising warrant holder to pay the exercise price for each Public Warrant being exercised.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable and will be exercisable at the election of the holder on a “cashless basis.”

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7 — Subsequent Events

The Company has evaluated subsequent events to determine if events or transactions, occurring after the balance sheet date through the date the unaudited condensed financial statements were issued, require potential adjustment to or disclosure in the unaudited condensed financial statements and did not identify any subsequent events that would require recognition or disclosures, except as noted in Note 1, 3, 4, and 5 above regarding the consummation of Initial Public Offering, the Private Placement, and the repayment of the Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to Spring Valley Acquisition Corp. II, except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q.

Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Cayman Islands on January 19, 2021. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 19, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Our sponsor is Spring Valley Acquisition Sponsor II, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on October 12, 2022. On October 17, 2022, we consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including the issuance of 3,000,000 Units as a result of the underwriter’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of approximately $230.0 million, and incurring offering costs of approximately $13.4 million, of which approximately $8.1 million was for deferred underwriting commissions. Each Unit consists of one Class A ordinary share, one right to receive one-tenth (1/10) of one Class A ordinary share (the “Right”), and one-half of one redeemable warrant (each, a ”Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 13,350,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $13.4 million. Each Private Placement Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment.

Upon the closing of the Initial Public Offering and the Private Placement, approximately $235.8 million ($10.25 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in the Trust Account and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, we only intend to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the Target or otherwise acquires a controlling interest in the Target sufficient for it not to be required to register as an investment company under the Investment Company Act.

We will provide the holders of our issued and outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a Business Combination or conduct a tender offer will be made by us, solely in our discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.25 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

We will have 15 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if we anticipate that we may not be able to consummate the initial Business Combination within 15 months, we may extend the period of time to consummate a Business Combination one time by an additional three months (for a total of 18 months from the closing of the Initial Public Offering), subject to our Sponsor or its affiliates or designees depositing additional funds into the Trust Account an amount equal to $0.10 per Public Share, or $2.3 million in the aggregate, on or prior to the 15-month anniversary of the closing of the Initial Public Offering. Any such payments would be made in the form of a loan that will be non-interest bearing and payable upon the consummation of the initial Business Combination (the “Extension Loans”). The Public Shareholders will not be entitled to vote on or redeem their shares in connection with any such extension.

If we are unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering, or January 17, 2024 (or up to 18 months, or April 17, 2024, if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay for our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of September 30, 2022, we had a working capital deficit of approximately $699,000.

Our liquidity needs through September 30, 2022 were satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for issuance of the Founder Shares, and loan from our Sponsor of approximately $269,000 under the Note. Subsequently, our liquidity needs had been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. We repaid the Note in full on October 18, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, members of our founding team or any of their affiliates may provide us with Working Capital Loans as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants). As of September 30, 2022, and December 31, 2021 there was no Working Capital Loan outstanding.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing and our Sponsor has financial wherewithal. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management continues to evaluate the impact of the COVID-19 outbreak on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Results of Operations

Our entire activity since inception up to September 30, 2022 related to our formation and the preparation for our Initial Public Offering. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of approximately $22,000, which consisted solely of general and administrative expenses. We had no activities during the three months ended September 30, 2021.

For the nine months ended September 30, 2022, we had a net loss of approximately $53,000, which consisted solely of general and administrative expenses.

For the period from January 19, 2021 (inception) through September 30, 2021, we had a net loss of approximately $8,000, which consisted solely of general and administrative expenses.

Contractual Obligations

Administrative Services Agreement

On October 12, 2022, we entered into an agreement with our Sponsor, pursuant to which we agreed to pay our Sponsor an amount of $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation.

In addition, our Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.

Shareholder and Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans), are entitled to registration rights pursuant to a registration rights agreement to be signed upon the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per Unit, or approximately $8.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees

We engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable solely in the event that we complete a Business Combination. As of September 30, 2022, we had Deferred Legal Fees of approximately $518,000 in connection with such services. We will recognize an expense for these services when the performance trigger is considered probable.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 19, 2021 (inception) through September 30, 2021 were reduced for the effect of an aggregate of 1,000,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4). On October 17, 2022, the underwriter consummated the exercise in full of the over-allotment; thus, these 1,000,000 Class B ordinary shares were no longer subject to forfeiture. As of September 30, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

Derivative Financial Instruments

We evaluate our equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the statements of operations each reporting period. The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period.

Upon the consummation of the Initial Public Offering and the Private Placement on October 17, 2022, we accounted for the Rights and warrants to be issued in connection with the Initial Public Offering and the Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that the Rights and warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the instruments continue to be classified in equity.

Recent Accounting Pronouncements

Our management do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on October 14, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on October 14, 2022, except for the below risk factor.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of shares by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased, and thus could cause a reduction in the value of our Class A ordinary shares. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new shares issuances against the fair market value of shares repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, the exercise of a redemption right, the liquidation of our company, or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, the exercise of a redemption right, the liquidation of our company, or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination. Further, the application of the excise tax in the event of a liquidation is uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 26, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. In February 2021, the Sponsor transferred 40,000 Class B ordinary shares to each of the independent directors. On March 18, 2022, the Company effectuated a share capitalization with respect to its Class B ordinary shares of 1,916,667 shares thereof, resulting in the Company’s initial shareholders holding an aggregate of 7,666,667 Founder Shares. The Sponsor agreed to forfeit up to an aggregate of 1,000,000 Founder Shares to the extent that the option to purchase additional Units was not exercised in full by the underwriters or was reduced, so that the Founder Shares would represent 25% of the Company’s issued and outstanding shares after the Initial Public Offering. The 120,000 Founder Shares held by the Company’s independent directors were not subject to forfeiture in the event the underwriters’ over-allotment was not exercised. On October 17, 2022, the underwriter consummated the exercise in full of the over-allotment; thus, these 1,000,000 Founder Shares were no longer subject to forfeiture.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 13,350,000 Private Placement Warrants, including 1,050,000 additional Private Placement Warrants to cover over-allotments, at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $13.4 million, in a Private Placement to the Sponsor.

Use of Proceeds

In connection with the Initial Public Offering, the Company incurred offering costs of approximately $13.4 million (including deferred underwriting commissions of $8.1 million). Other incurred offering costs consisted principally preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $235.8 million (or $10.25 per Unit sold in the Initial Public Offering) of the net proceeds from the Initial Public Offering and certain of the proceeds from the Private Placement of the Private Placement Warrants was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 17, 2022).

31.1*

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Date File-the cover page XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 18, 2022

SPRING VALLEY ACQUISITION CORP. II

	By:	/s/ Robert Kaplan
	Name:	Robert Kaplan
	Title:	Chief Financial Officer and Vice President of Business Development