Form 10-Q
period 2023-03-31
Spring Valley Acquisition Corp. II
filed 2023-05-12
CIK 1843477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,666,667 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SPRING VALLEY ACQUISITION CORP. II

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SPRING VALLEY ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
Assets:
Current assets:
Cash	$1,567,814	$1,731,726
Prepaid expenses	366,071	328,020
Total current assets	1,933,885	2,059,746
Non-current assets:
Prepaid expenses - non-current	—	72,500
Investments held in Trust Account	239,957,696	237,438,356
Total non-current assets	239,957,696	237,510,856
Total Assets	$241,891,581	$239,570,602

Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$63,073	$38,965
Accrued expenses	72,000	101,212
Total current liabilities	135,073	140,177
Deferred underwriting commissions	8,050,000	8,050,000
Total Liabilities	8,185,073	8,190,177

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 23,000,000 shares subject to possible redemption at $10.43 and $10.32 per share as of March 31, 2023 and December 31, 2022, respectively	239,957,696	237,438,356

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,666,667 shares issued and outstanding as of March 31, 2023 and December 31, 2022	767	767
Additional paid-in capital	—	—
Accumulated deficit	(6,251,955)	(6,058,698)
Total shareholders’ deficit	(6,251,188)	(6,057,931)
Total Liabilities and Shareholders’ Deficit	$241,891,581	$239,570,602

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2023	2022

General and administrative expenses	$193,310	$29,342
Loss from operations	(193,310)	(29,342)

Other income:
Interest income on operating account	53	—
Income from investments held in Trust Account	2,519,340	—
Total other income	2,519,393	—

Net income (loss)	$2,326,083	$(29,342)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.08	$—
Weighted average shares outstanding, Class B ordinary shares - basics	7,666,667	6,666,667
Weighted average shares outstanding, Class B ordinary shares - diluted	7,666,667	7,666,667
Net income (loss) per share, Class B ordinary shares - basic	$0.08	$(0.00)
Net income (loss) per share, Class B ordinary shares - diluted	$0.08	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three months ended March 31, 2023
			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	7,666,667	$767	$—	$(6,058,698)	$(6,057,931)
Adjustment for accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,519,340)	(2,519,340)
Net income	—	—	—	2,326,083	2,326,083
Balance - March 31, 2023 (unaudited)	7,666,667	$767	$—	$(6,251,955)	$(6,251,188)

	For the three months ended March 31, 2022
			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2021	7,666,667	$767	$24,233	$(12,429)	$12,571
Net loss	—	—	—	(29,342)	(29,342)
Balance - March 31, 2022 (unaudited)	7,666,667	$767	$24,233	$(41,771)	$(16,771)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$2,326,083	$(29,342)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(2,519,340)	—
Changes in operating assets and liabilities:
Prepaid expenses	34,449	—
Accounts payable	24,108	13,840
Accrued expenses	(29,212)	15,502
Net cash used in operating activities	(163,912)	—

Net change in cash	(163,912)	—

Cash - beginning of the period	1,731,726	—
Cash - end of the period	$1,567,814	$—

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$62,460
Prior accounts payable balance paid by Sponsor under promissory note	$—	$19,162
Reversal of accrued offering expenses	$—	$45,660

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from January 19, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating interest income on investments held in the Trust Account (as defined below).

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Going Concern Consideration

As of March 31, 2023, the Company had approximately $1.6 million in cash held outside of the Trust Account and working capital of approximately $1.8 million.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 4) as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants). As of March 31, 2023 and December 31, 2022, there was no Working Capital Loan outstanding.

Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. The management plans to complete the initial Business Combination prior to the mandatory liquidation date and expects to receive financing from the Sponsor or the affiliates of the Sponsor to meet its obligations through the time of liquidation or the completion of the initial Business Combination. There is no financing is currently committed and no assurance that the Company’s plans to consummate the initial Business Combination will be successful within the Combination Period (by January 17, 2024). The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

On January 30, 2020, the World Health Organization announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management continues to evaluate the impact of the COVID-19 outbreak on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account were in mutual funds.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Derivative Financial Instruments

The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the unaudited condensed statements of operations each reporting period. The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the amounts of Class A ordinary shares reflected on the unaudited condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption - December 31, 2022	$237,438,356
Plus:
Adjustment for accretion of Class A ordinary shares subject to possible redemption	2,519,340
Class A ordinary shares subject to possible redemption - March 31, 2023 (unaudited)	$239,957,696

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the three months ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,744,562	$581,521	$—	$(29,342)

Denominator:
Weighted average ordinary shares outstanding - basic	23,000,000	7,666,667	—	6,666,667
Weighted average ordinary shares outstanding - diluted	23,000,000	7,666,667	—	7,666,667

Net income (loss) per ordinary share - basic	$0.08	$0.08	$—	$(0.00)
Net income (loss) per ordinary share - diluted	$0.08	$0.08	$—	$(0.00)

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Related Party Loans

Promissory Note to Sponsor

The Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note, dated on January 26, 2021, and was later amended and restated on January 28, 2022 and subsequently amended and restated a second time on September 26, 2022 (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of March 31, 2023 and December 31, 2022, the Company borrowed approximately $269,000 and approximately $168,000 under the Note, respectively. The Company fully repaid the Note on October 18, 2022. Upon consummation of the Initial Public Offering, the Note was no longer available to the Company.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Extension Loans

As described in Note 1, if the Company extends the time it has to consummate the initial Business Combination to 18 months from the closing of the Initial Public Offering, the Sponsor or its affiliates or designees may, but are not obligated to, provided the Extension Loans to the Company for an amount of $0.10 per Public Share, or $2.3 million in the aggregate, to deposit in Trust Account. The Extension Loans will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes its initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Such Extension Loans may be converted into warrants of the post Business Combination entity, identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender. If the Company does not complete a Business Combination, it will not repay such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Extension Loans.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Administrative Services Agreement

On October 12, 2022, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor an amount of $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation. The Company incurred and fully paid $30,000 in such fees included as general and administrative expenses on the accompanying statement of operations for the three months ended March 31, 2023.

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the three months ended March 31, 2023 and 2022, there were no expenses to be reimbursed.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable solely in the event that the Company completes a Business Combination. As of March 31, 2023 and December 31, 2022, the Company had Deferred Legal Fees of approximately $802,000 and $743,000 in connection with such services, respectively. The Company will recognize an expense for these services when the performance trigger is considered probable.

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 23,000,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the condensed balance sheets.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 7,666,667 Class B ordinary shares issued and outstanding.

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

Rights — As of March 31, 2023 and December 31, 2022, there were 2,300,000 Rights outstanding. Each holder of a whole Right will receive one-tenth of one Class A ordinary share upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert his, her or its Rights in order to receive the one share underlying each Right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights, and the Rights will expire worthless. No fractional shares will be issued upon conversion of any Rights.

Warrants — As of March 31, 2023 and December 31, 2022, the Company had 11,500,000 Public Warrants and 13,350,000 Private Placement Warrants outstanding. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the public warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon the Company’s redemption or liquidation.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Note 7 — Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 by level within the fair value hierarchy:

March 31, 2023

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$239,957,696	$—	$—

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

December 31, 2022

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$237,438,356	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There was no transfer between levels during the three months ended March 31, 2023 and 2022.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

As of March 31, 2023, we had not commenced any operations. All activity for the period from January 19, 2021 (inception) through March 31, 2023relates to our formation and the initial public offering (the “Initial Public Offering”) described below and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial business combination. We will not generate any operating revenues until after the completion of its initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Results of Operations

As of March 31, 2023, we had not commenced any operations. All activity for the period from January 19, 2021 (inception) through March 31, 2023 relates to our formation and the Initial Public Offering described below and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the three months ended March 31, 2023, we had a net income of approximately $2.3 million, which consisted of approximately $2.5 million in income from investments held in the Trust Account and interest income on operating account, offset by approximately $193,000 in general and administrative expenses (of which $30,000 was for administrative expenses for related party).

For the three months ended March 31, 2022, we had a net loss of approximately $29,000, which consisted solely of general and administrative expenses.

Going Concern Consideration

As of March 31, 2023, we had approximately $1.6 million in cash held outside of the Trust Account and working capital of approximately $1.8 million.

Our liquidity needs to date were satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for issuance of the Founder Shares, and loan from our Sponsor of approximately $269,000 under the Note and the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. We repaid the Note in full on October 18, 2022.  Upon consummation of the Initial Public Offering, the Note was no longer available to us.

In addition, in order to finance transaction costs in connection with a business combination , our Sponsor, members of our founding team or any of their affiliates may provide us with Working Capital Loans as may be required (of which up to $1.5 million may be converted at the lender’s option into Private Placement Warrants). As of March 31, 2023 and December 31, 2022, there was no Working Capital Loan outstanding.

Our management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Our management plans to complete the initial Business Combination prior to the mandatory liquidation date and expects to receive financing from our Sponsor or the affiliates of our Sponsor to meet its obligations through the time of liquidation or the completion of the initial Business Combination. There is no financing is currently committed and no assurance that our plans to consummate the initial business combination will be successful or successful within the Combination Period (by January 17, 2024). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Risks and Uncertainties

On January 30, 2020, the World Health Organization announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management continues to evaluate the impact of the COVID-19 outbreak on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. Theses unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Contractual Obligations

Administrative Services Agreement

On October 12, 2022, we entered into an agreement with our Sponsor, pursuant to which we agreed to pay our Sponsor an amount of $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial business combination and the liquidation. We incurred and fully paid $30,000 in such fees included as general and administrative expenses on the accompanying statement of operations for the three months ended March 31, 2023.

In addition, our Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. For the three months ended March 31, 2023, there were no expenses to be reimbursed.

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

Deferred Legal Fees

We engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable solely in the event that we complete an initial business combination. As of March 31, 2023 and December 31, 2022, we had Deferred Legal Fees of approximately $802,000 and $743,000 in connection with such services, respectively. We will recognize an expense for these services when the performance trigger is considered probable.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of these unaudited condensed financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 29, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Date: May 12, 2023

SPRING VALLEY ACQUISITION CORP. II
	By:	/s/ Robert Kaplan
	Name:	Robert Kaplan
	Title:	Chief Financial Officer and Vice President of Business Development