Form 10-Q
period 2023-06-30
Spring Valley Acquisition Corp. II
filed 2023-08-14
CIK 1843477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, one right and one-half of one redeemable public warrant	SVIIU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	SVII	The Nasdaq Stock Market LLC
Rights included as part of the units to acquire one-tenth (1/10) of one share of Class A ordinary share	SVIIR	The Nasdaq Stock Market LLC
Redeemable public warrants included as part of the units; each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	SVIIW	The Nasdaq Stock Market LLC

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

As of August 11, 2023, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,666,667 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SPRING VALLEY ACQUISITION CORP. II

PART I FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SPRING VALLEY ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
Assets:
Current assets:
Cash	$1,463,046	$1,731,726
Prepaid expenses	261,945	328,020
Total current assets	1,724,991	2,059,746
Non-current assets:
Prepaid expenses - non-current	—	72,500
Investments held in Trust Account	242,818,686	237,438,356
Total non-current assets	242,818,686	237,510,856
Total Assets	$244,543,677	$239,570,602

Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$19,069	$38,965
Accrued expenses	100,000	101,212
Total current liabilities	119,069	140,177
Deferred underwriting commissions	8,050,000	8,050,000
Total Liabilities	8,169,069	8,190,177

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 23,000,000 shares subject to possible redemption at $10.56 and $10.32 per share issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	242,818,686	237,438,356

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,666,667 shares issued and outstanding as of June 30, 2023 and December 31, 2022	767	767
Additional paid-in capital	—	—
Accumulated deficit	(6,444,845)	(6,058,698)
Total shareholders’ deficit	(6,444,078)	(6,057,931)
Total Liabilities and Shareholders’ Deficit	$244,543,677	$239,570,602

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

General and administrative expenses	$193,568	$1,357	$386,878	$30,699
Loss from operations	(193,568)	(1,357)	(386,878)	(30,699)

Other Income:
Interest income on operating account	678	—	731	—
Income from investments held in Trust Account	2,860,990	—	5,380,330	—
Total other income	2,861,668	—	5,381,061	—

Net income (loss)	$2,668,100	$(1,357)	$4,994,183	$(30,699)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	—	23,000,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.09	$—	$0.16	$—
Weighted average shares outstanding, Class B ordinary shares – basic	7,666,667	6,666,667	7,666,667	6,666,667
Weighted average shares outstanding, Class B ordinary shares – diluted	7,666,667	7,666,667	7,666,667	7,666,667
Net income (loss) per share, Class B ordinary shares – basic	$0.09	$(0.00)	$0.16	$(0.00)
Net income (loss) per share, Class B ordinary shares - diluted	$0.09	$(0.00)	$0.16	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three and six months ended June 30, 2023
			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	7,666,667	$767	$—	$(6,058,698)	$(6,057,931)
Adjustment for accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,519,340)	(2,519,340)
Net Income	—	—	—	2,326,083	2,326,083
Balance - March 31, 2023 (unaudited)	7,666,667	$767	$—	$(6,251,955)	$(6,251,188)
Adjustment for accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,860,990)	(2,860,990)
Net Income	—	—	—	2,668,100	2,668,100
Balance – June 30, 2023 (unaudited)	7,666,667	$767	$—	$(6,444,845)	$(6,444,078)

	For the three and six months ended June 30, 2022
			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	7,666,667	$767	$24,233	$(12,429)	$12,571
Net Loss	—	—	—	(29,342)	(29,342)
Balance - March 31, 2022 (unaudited)	7,666,667	$767	$24,233	$(41,771)	$(16,771)
Net Loss	—	—	—	(1,357)	(1,357)
Balance – June 30, 2022 (unaudited)	7,666,667	$767	$24,233	$(43,128)	$(18,128)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$4,994,183	$(30,699)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(5,380,330)	—
Changes in operating assets and liabilities:
Prepaid expenses	138,575	—
Accounts payable	(19,896)	30,699
Accrued expenses	(1,212)	—
Net cash used in operating activities	$(268,680)	$—

Net change in cash	(268,680)	—

Cash - beginning of the period	1,731,726	—
Cash - end of the period	$1,463,046	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor under promissory notes	$—	$62,460
Prior accounts payable balance paid by Sponsor under promissory note	$—	$19,162
Reversal of accrued offering expenses	$—	$45,660

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Note 1 — Description of Organization, Business Operations and Liquidity

Spring Valley Acquisition Corp. II (the “Company”) is a blank check company incorporated in Cayman Islands on January 19, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2023, the Company had not commenced any operations. All activities for the period from January 19, 2021 (inception) through June 30, 2023 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, since the closing of the Initial Public Offering, the search for and efforts towards completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating interest income on investments held in the Trust Account (as defined below).

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

JUNE 30, 2023

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

JUNE 30, 2023

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

The initial shareholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.25. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.25 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavouring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Going Concern Consideration

As of June 30, 2023, the Company had approximately $1.5 million in cash held outside of the Trust Account and working capital of approximately $1.6 million.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

In addition, in order to finance the transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 4) as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants). As of June 30, 2023 and December 31, 2022, there was no Working Capital Loan outstanding.

Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Management plans to complete the initial Business Combination prior to the mandatory liquidation date and expects to receive financing from the Sponsor or the affiliates of the Sponsor to meet its obligations through the time of liquidation or the completion of the initial Business Combination. There is no financing that is currently committed and no assurance that the Company’s plans to consummate the initial Business Combination will be successful within the Combination Period (by January 17, 2024 or April 17, 2024, if the Company extends the period of time to consummate a Business Combination). The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. In contrast, when the investments held in Trust Account are comprised of money market funds, these are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2023, and December 31, 2022, the assets held in the Trust Account were in mutual funds.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in retained earnings, or in the absence of retained earnings, in additional paid-in capital.

As of June 30, 2023, the amounts of Class A ordinary shares reflected on the unaudited condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption - December 31, 2022	$237,438,356
Plus:
Adjustment for accretion of Class A ordinary shares subject to possible redemption	2,519,340
Class A ordinary shares subject to possible redemption - March 31, 2023 (unaudited)	$239,957,696
Plus:
Adjustment for accretion of Class A ordinary shares subject to possible redemption	2,860,990
Class A ordinary shares subject to possible redemption – June 30, 2023 (unaudited)	$242,818,686

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares.

Net income (loss) per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value. Therefore, the net income (loss) per ordinary share calculation allocates income shared pro rata between Class A and Class B ordinary shares. The Company has not considered the effect of the exercise of the Public Warrants and Private Placement Warrants to purchase an aggregate of 24,850,000 Class A ordinary shares and the effect of the Rights to receive 2,300,000 Class A ordinary shares in the calculation of diluted income per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the three months ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$2,001,075	$667,025	$—	$(1,357)

Denominator:
Weighted average ordinary shares outstanding - basic	23,000,000	7,666,667	—	6,666,667
Weighted average ordinary shares outstanding - diluted	23,000,000	7,666,667	—	7,666,667

Net income (loss) per ordinary share - basic	$0.09	$0.09	$—	$(0.00)
Net income (loss) per ordinary share - diluted	$0.09	$0.09	$—	$(0.00)

	For the six months ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$3,745,637	$1,248,546	$—	$(30,699)

Denominator:
Weighted average ordinary shares outstanding - basic	23,000,000	7,666,667	—	6,666,667
Weighted average ordinary shares outstanding - diluted	23,000,000	7,666,667	—	7,666,667

Net income (loss) per ordinary share - basic	$0.16	$0.16	$—	$(0.00)
Net income (loss) per ordinary share - diluted	$0.16	$0.16	$—	$(0.00)

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires companies to apply the definition of a performance obligation under ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities relating to contracts with customers acquired in a business combination. Prior to the adoption of this ASU, an acquirer generally recognized assets

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

acquired, and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. The ASU results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance on January 1, 2023 using a prospective method, and the adoption did not have any impact on the unaudited condensed financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable.

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

Note 4 — Related Party Transactions

Founder Shares

On January 26, 2021, the Sponsor purchased 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), to cover certain expenses on the Company’s behalf for an aggregate purchase price of $25,000. On March 18, 2022, the Company effectuated a share capitalization with respect to its Class B ordinary shares of 1,916,667 shares thereof, resulting in an aggregate of 7,666,667 Class B ordinary shares outstanding. The Sponsor agreed to forfeit up to an aggregate of 1,000,000 Founder Shares to the extent that the option to purchase additional Units was not exercised in full by the underwriters or is reduced, so that the Founder Shares would represent 25% of the Company’s issued and outstanding shares after the Initial Public Offering. On October 17, 2022, the underwriter consummated the exercise in full of the over-allotment; thus, these 1,000,000 Founder Shares are no longer subject to forfeiture.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

In February 2021, the Sponsor transferred 40,000 Class B ordinary shares to each of the Company’s directors. The sale of the Founder Shares is in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Extension Loans

As described in Note 1, if the Company extends the time it has to consummate the initial Business Combination to 18 months from the closing of the Initial Public Offering, the Sponsor or its affiliates or designees may, but are not obligated to, provided the Extension Loans to the Company for an amount of $0.10 per Public Share, or $2.3 million in the aggregate, to deposit in Trust Account. The Extension Loans will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes its initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Such Extension Loans may be converted into warrants of the post Business Combination entity, identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender. If the Company does not complete a Business Combination, it will not repay such loans. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Extension Loans.

Administrative Services Agreement

On October 12, 2022, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor an amount of $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation. The Company incurred $30,000 and $60,000 in such fees included as general and administrative expenses on the accompanying statement of operations for the three and six months ended June 30, 2023, respectively. Out of the total amount incurred, the Company has unpaid fees of $30,000 as of June 30, 2023.

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the three and six months ended June 30, 2023 and 2022, respectively, there were no expenses to be reimbursed.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable solely in the event that the Company completes a Business Combination. As of June 30, 2023 and December 31, 2022, the Company had Deferred Legal Fees of approximately $822,000 and $743,000 in connection with such services, respectively. The Company will recognize an expense for these services when the performance trigger is considered probable.

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 23,000,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the condensed balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 7,666,667 Class B ordinary shares issued and outstanding.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the completion of the initial Business Combination, at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate on an as-converted basis, 25% of the sum of (i) the total number of all Class A ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion of the Class B ordinary shares plus (iii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination, and any Private Placement Warrants issued to the Sponsor, its affiliates, or any member of the management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one. Prior to the initial Business Combination, only holders of Class B ordinary shares will be entitled to vote on the appointment of directors.

Rights — As of June 30, 2023 and December 31, 2022, there were 2,300,000 Rights outstanding. Each holder of a whole Right will receive one-tenth of one Class A ordinary share upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert his, her or its Rights in order to receive the one share underlying each Right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights, and the Rights will expire worthless. No fractional shares will be issued upon conversion of any Rights.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Warrants — As of June 30, 2023 and December 31, 2022, the Company had 11,500,000 Public Warrants and 13,350,000 Private Placement Warrants outstanding. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the public warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon the Company’s redemption or liquidation.

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable and will be exercisable at the election of the holder on a “cashless basis.”

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Note 7 — Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 by level within the fair value hierarchy:

June 30, 2023

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$242,818,686	$—	$—

December 31, 2022

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$237,438,356	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There was no transfer between levels during the three and six months ended June 30, 2023 and 2022.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q.

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

As of June 30, 2023, we had not commenced any operations. All activity for the period from January 19, 2021 (inception) through June 30, 2023 relates to our formation and the initial public offering (the “Initial Public Offering”) described below and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial business combination. We will not generate any operating revenues until after the completion of its initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Results of Operations

As of June, 30, 2023, we had not commenced any operations. All activity for the period from January 19, 2021 (inception) through June 30, 2023 relates to our formation and the Initial Public Offering described below and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the three months ended June 30, 2023, we had a net income of approximately $2.6 million, which consisted of approximately $2.8 million in income from investments held in the Trust Account and interest income on operating account, offset by approximately $193,000 in general and administrative expenses (of which $30,000 was for administrative expenses for related party).

For the six months ended June 30, 2023, we had a net income of approximately $4.9 million, which consisted of approximately $5.3 million in income from investments held in the Trust Account and interest income on operating account, offset by approximately $386,000 in general and administrative expenses (of which $60,000 was for administrative expenses for related party).

For the three months ended June 30, 2022, we had a net loss of approximately $1,357, which consisted solely of general and administrative expenses.

For the six months ended June 30, 2022, we had a net loss of approximately $30,699, which consisted solely of general and administrative expenses.

Going Concern Consideration

As of June, 30, 2023, we had approximately $1.5 million in cash held outside of the Trust Account and working capital of approximately $1.6 million.

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

In addition, in order to finance transaction costs in connection with a business combination , our Sponsor, members of our founding team or any of their affiliates may provide us with Working Capital Loans as may be required (of which up to $1.5 million may be converted at the lender’s option into Private Placement Warrants). As of June 30, 2023 and December 31, 2022, there was no Working Capital Loan outstanding.

Our management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Our management plans to complete the initial Business Combination prior to the mandatory liquidation date and expects to receive financing from our Sponsor or the affiliates of our Sponsor to meet its obligations through the time of liquidation or the completion of the initial Business Combination. There is no financing is currently committed and no assurance that our plans to consummate the initial business combination will be successful or successful within the Combination Period (by January 17, 2024 or April 17, 2024, if the Company extends the period of time to consummate a Business Combination). The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June, 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Contractual Obligations

Administrative Services Agreement

On October 12, 2022, we entered into an agreement with our Sponsor, pursuant to which we agreed to pay our Sponsor an amount of $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial business combination and the liquidation. We incurred $30,000 and $60,000 in such fees included as general and administrative expenses on the accompanying statement of operations for the three and six months ended June 30, 2023, respectively. Out of the total amount incurred; the Company has unpaid dues of $30,000 as of June 30, 2023.

In addition, our Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. For the three months ended June 30, 2023, there were no expenses to be reimbursed.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable solely in the event that the Company completes a Business Combination. As of June 30, 2023 and December 31, 2022, the Company had Deferred Legal Fees of approximately $822,000 and $743,000 in connection with such services, respectively. The Company will recognize an expense for these services when the performance trigger is considered probable.

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

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires companies to apply the definition of a performance obligation under ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities relating to contracts with customers acquired in a business combination.

Prior to the adoption of this ASU, an acquirer generally recognized assets acquired, and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. The ASU results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance on January 1, 2023 using a prospective method, and the adoption did not have any impact on the unaudited condensed financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying unaudited condensed financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 26, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. In February 2021, the Sponsor transferred 40,000 Class B ordinary shares to each of the independent directors. On March 18, 2022, the Company effectuated a share capitalization with respect to its Class B ordinary shares of 1,916,667 shares thereof, resulting in the Company’s initial shareholders holding an aggregate of 7,666,667 Founder Shares. The Sponsor agreed to forfeit up to an aggregate of 1,000,000 Founder Shares to the extent that the option to purchase additional Units was not exercised in full by the underwriters or was reduced, so that the Founder Shares would represent 25% of the Company’s issued and outstanding shares after the Initial Public Offering. The 120,000 Founder Shares held by the Company’s independent directors were not subject to forfeiture in the event the underwriters’ over-allotment was not exercised. On October 17, 2022, the underwriter consummated the exercise in full of the over-allotment; thus, these 1,000,000 Founder Shares are no longer subject to forfeiture.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended June 30, 2023, none of the Company’s director or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 14, 2023

SPRING VALLEY ACQUISITION CORP. II
	By:	/s/ Robert Kaplan
	Name:	Robert Kaplan
	Title:	Chief Financial Officer and Vice President of Business Development