Form 10-Q/A
period 2023-09-30
Spring Valley Acquisition Corp. II
filed 2023-11-14
CIK 1843477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Spring Valley Acquisition Corp. II. amends the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2023 that was filed with the Securities and Exchange Commission on November 13, 2023 (the “Original 10-Q”). This Amendment does not reflect a change in the results of operations of the registrant or in any information in the Original 10-Q other than to correct a scrivener error with respect to the figure stated on the Changes in Shareholders’ Deficit total shareholders’ deficit for March 31, 2022 line item, which was missing parentheses. This Amendment also furnishes Exhibit 101 to the Original 10-Q, which contains XBRL Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T. This Amendment includes new certifications from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of the filing of this Amendment, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are filed or furnished, as applicable, with this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

Other than as described above, this Amendment does not reflect events occurring after the filing of the Original 10-Q or modify or update the disclosure contained therein in any way other than as required to reflect the amendment discussed above. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Exhibit 101 of the Original 10-Q in its entirety is attached to this Amendment.

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