Form 10-K
period 2023-12-31
Spring Valley Acquisition Corp. II
filed 2024-03-29
CIK 1843477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The registrant’s units began trading on the Nasdaq Capital Market (“Nasdaq”) on October 13, 2022 and the registrant’s ordinary shares began separate trading on the Nasdaq on October 28, 2022.   The aggregate market value of the registrant’s ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at December 31, 2023, computed by reference to the closing price of Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), of the registrant reported on the Nasdaq on such date, was approximately $248,630,000.

As of March 14, 2024, there were 22,304,432 Class A ordinary shares (consisting of 14,637,766 publicly-held Class A ordinary shares, 7,546,666 Converted Class A shares (as defined herein) held by Spring Valley Acquisition Sponsor II, LLC and 120,000 Converted Class A shares held by the registrant’s independent directors) and one Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“amended and restated memorandum and article of association” are to the amended and restated memorandum and articles of association of the company;
●	“Conversion Amendment” are to an amendment to the Company’s amended and restated memorandum and articles of Association to provide for the right of a holder of Class B ordinary shares, par value $0.0001 per share, to convert such shares into shares of the Company’s Class A common stock on a one-for-one basis prior to initial business combination;
●	“Class A ordinary share” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Converted Class A shares” are to our Class B ordinary shares, par value $0.0001 converted into Class A ordinary shares on one to one basis;
●	“Class B ordinary share” and “founder shares” are to our Class B ordinary shares, par value $0.0001 per share, initially issued to our Sponsor in a private placement prior to our Initial Public Offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“Companies Act” are to the Companies Act (as amended) of the Cayman Islands as the same may be amended from time to time;
●	“Extension Amendment” are to an amendment to the Company’s amended and restated memorandum and articles of Association to change the date by which the Company must consummate a business combination to October 17, 2025 or such earlier date as is determined by the Company’s board of directors (the “Board”), in its sole discretion, to be in the best interests of the Company;
●	“initial business combination” or “business combination” means a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“Initial Public Offering” means our initial public offering on October 17, 2022 of 23,000,000 units, which includes the full exercise by the underwriters of its over-allotment option in the amount of 3,000,000 units, at $10.00 per Unit, generating gross proceeds of $230,000,000;
●	“management” or our “management team” are to our executive officers and directors;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“private placement warrants” are to the warrants issued to our Sponsor in a private placement simultaneously with the closing of our Initial Public Offering and upon conversion of working capital loans, if any, as well as warrants to be issued to our Sponsor, its affiliates or permitted designees at our Sponsor’s option upon extension of our initial time period to complete our initial business combination;
●	“public shares” are to our Class A ordinary shares sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market) and for the avoidance of doubt, do not include the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares;
●	“public shareholders” are to the holders of our public shares, including our Sponsor and management team to the extent our Sponsor and/or members of our management team purchase public shares, provided that our Sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“Redemption Limitation Amendment” are to an amendment to the Company’s amended and restated memorandum and articles of Association to remove the limitation that the company shall not redeem Class A ordinary shares included as part of the units sold in its initial public offering prior to the consummation of a business combination that would cause the Company’s net tangible assets to be less than $5,000,001 following such repurchases;
●	“Right” are to the rights issued as part of the Units in our Initial Public Offering, each Right entitles the holder to one-tenth of one Class A ordinary share upon consummation of the initial business combination;
●	“Sponsor” is to Spring Valley Acquisition Sponsor II, LLC, a Delaware limited liability company;
●	“Unit” are to the Units issued in our Initial Public Offering consisting of one Class A ordinary share, one Right, and one-half of one redeemable public warrant; and
●	“we,” “us,” “our,” “company” or “our company” are to Spring Valley Acquisition Corp. II, a Cayman Islands exempted company.

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

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve.
●	Past performance by our Team or their respective affiliates may not be indicative of future performance of an investment in us, and we may be unable to provide positive returns to shareholders.
●	Our expectations regarding changes in the Sustainability industry may not materialize to the extent we expect, or at all.
●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.
●	If we seek shareholder approval of our initial business combination, our Sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	Because our trust account initially contained $10.25 per Class A ordinary share, public shareholders may be more incentivized to redeem their public shares at the time of our initial business combination.
●	The requirement that we consummate an initial business combination within 36 months after the closing of our Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors or any of their affiliates may elect to purchase public shares, rights or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.25 per public share, or less in certain circumstances, on the liquidation of our trust account and our rights and warrants will expire worthless.
●	If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 36 months following the closing of our Initial Public Offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial

v

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

Our Sponsor and its affiliates manage numerous investment vehicles, which may compete with us for acquisition opportunities and if pursued by them we may be precluded from such opportunities for our initial business combination. In addition, certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including fiduciary or contractual obligations with respect to Climate, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary duties. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

We have until 36 months from the closing of our Initial Public Offering to consummate an initial business combination. We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

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

Financial Position

As of December 31, 2023, we had $249,254,022 held in the trust account, including funds to cover for the $8,050,000 of deferred underwriting fees, which  has not been paid as of December 31, 2023. With these funds available for a business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction; in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our Sponsor or any of our existing officers or directors, or their respective affiliates paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our Sponsor for any out-of- pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Under the Nasdaq’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering for cash);
●	Any of our directors, officers or substantial security holder (as defined by the Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or in the consideration to be paid in the transaction and the present or potential issuance of ordinary shares, or securities convertible into or exercisable for ordinary shares, could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or
●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control

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

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 36 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, unless applicable law, our corporate governing documents or applicable stock exchange rules require a different vote, in which case we will complete our initial business combination only if such requisite vote is received. In such case, our Sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 3,485,549, or 15.63% (assuming all issued and outstanding shares are voted), or none (assuming only the minimum number of shares representing a quorum are voted), of the 22,304,432 Class A ordinary shares issued and outstanding as of March 27, 2024 voted in favor of an initial business combination in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 36 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 36 months from the closing of our Initial Public Offering.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we have 36 months from the closing of our Initial Public Offering to consummate our initial business combination.

If we have not consummated an initial business combination within 36 months from the closing of our Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless if we fail to consummate an initial business combination within 36 months from the closing of our Initial Public Offering. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 36 months from the closing of our Initial Public Offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 36 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer or director or any other person.

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

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account or the Contributions from the Sponsor, the per-share redemption amount received by shareholders upon our dissolution would be $10.25. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.25. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $1.2 million of proceeds held outside the trust account (as of December 31, 2023 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.25 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some, or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 36 months from the closing of our Initial Public Offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 36 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 36 months from the closing of our Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the

Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirements. For instance, if we were seeking to acquire a target business where the consideration, we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except as required by applicable law or stock exchange listing requirements, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

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

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate, or you are able to sell your shares in the open market.

Because our trust account initially contained $10.25 per Class A ordinary share, public shareholders may be more incentivized to redeem their public shares at the time of our initial business combination.

Our trust account initially contained $10.25 per Class A ordinary share, without taking into account interest, if any, earned on the trust account or the Contributions from the Sponsor. This is different than some other similarly structured blank check companies for which the trust account will only contain $10.00 per Class A ordinary share. As a result of the additional funds that could be available to public shareholders upon redemption of public shares, our public shareholders may be more incentivized to redeem their public shares and not to hold those Class A ordinary shares through our initial business combination. A higher percentage of redemptions by our public shareholders could make it more difficult for us to complete our initial business combination.

The requirement that we consummate an initial business combination within 36 months after the closing of our Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 36 from the closing of our Initial Public Offering.

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

We may not be able to consummate an initial business combination within 36 months after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.25 per share, or less than such amount in certain circumstances, and our rights and warrants will expire worthless.

We may not be able to find a suitable target business and consummate an initial business combination within 36 months after the closing of our Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases.

If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of the then-issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.25 per public share, without taking into account interest, if any, earned on the trust account or the Contributions from the Sponsor, or less than $10.25 per public share, on the redemption of their shares, and our rights and warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.25 per public share” and other risk factors herein.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses, we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.25 per public share, without taking into account interest, if any, earned on the trust account or the Contributions from the Sponsor, or less in certain circumstances, on the liquidation of our trust account and our rights and warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.25 per public share” and other risk factors herein.

If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 36 months following the closing of our Initial Public Offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of our Initial Public Offering and the sale of the private placement warrants, as of December 31, 2023, approximately $1.2 million is available to us outside the trust account to fund our working capital requirements.

We believe that, upon the closing of our Initial Public Offering, the funds available to us outside of the trust account, together with funds available from loans from our Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 36 months following the closing of our Initial Public Offering; however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we may use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete the initial business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940 (the “Investment Company Act”), our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete the initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We do not believe that our principal activities and the business combination will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, Continental Stock Transfer & Trust Company (the “Trustee”) is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any Class A ordinary shares properly tendered in connection with a shareholder vote to amend the Articles (a) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Class A ordinary shares if we do not complete our initial business combination by October 17, 2025 (assuming the Sponsor deposits the required amount into the Trust Account for each additional extension date) or (b) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent an initial business combination by October 17, 2025 (assuming the Sponsor deposits the required amount into the Trust Account for each additional extension date), our return of the funds held in the Trust Account to the Public Shareholders as part of our redemption of the Class A ordinary shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete the business combination, the Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to the Public Shareholders, and our warrants will expire worthless.

If we were deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to consummate an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or shortly prior to the 24-month anniversary of the effective date of the registration statement relating to our Initial Public Offering, we will liquidate securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount that our Public Shareholders would receive upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposals (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a SPAC to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement relating to the SPAC’s initial public offering. Such SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement relating to its initial public offering.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the registration statement relating to its initial public offering or that does not consummate its initial business combination within 24 months after such date. We cannot be sure as to whether we will be able to enter into a definitive business combination agreement within 18 months after the effective date of the registration statement relating to our Initial Public Offering, or whether we will be able to consummate our initial business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. The Company has until October 17, 2025 to consummate an initial business combination, which is a total of up to 36 months from the consummation of the Company’s Initial Public Offering. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to consummate an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants and rights would expire worthless.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we will, on or shortly prior to the 24-month anniversary of the effective date of the registration statement relating to our initial public offering, instruct our transfer agent, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of consummation of our initial business combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our Initial Public Offering, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. If we are required to liquidate, our shareholders will miss the opportunity to benefit from an investment in a target company and the potential appreciation in value of such investment through a business combination. Additionally, if we are required to liquidate, there will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event of our winding up. The risk of being deemed subject to the Investment Company Act may increase the longer we hold securities, and also may increase to the extent the funds in the Trust Account are not held in cash (which may include an interest-bearing demand deposit account at a national bank).

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 36 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within 36 months from the closing of our Initial Public Offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 36 months from the closing of our Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of rights and public warrants will not have any right to the proceeds held in the trust account with respect to the rights and warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares, rights or public warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units have been approved for listing on the Nasdaq and we intend to apply to have our Class A ordinary shares and public warrants listed on the Nasdaq on or promptly after their date of separation. Although after giving effect to our Initial Public Offering, we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on the Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on the Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders).

Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the Nasdaq initial listing requirements, which are more rigorous than the Nasdaq continued listing requirements, in order to continue to maintain the listing of our securities on the Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5.0 million, and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those listing requirements at that time.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and eventually our Class A ordinary shares, rights and public warrants will be listed on the Nasdaq, our units, Class A ordinary shares, rights and public warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the Nasdaq, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 36 months from the closing of our Initial Public Offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, due to claims of such creditors, the per-share redemption amount received by public shareholders could be less than the $10.25 per public share initially held in the trust account. Pursuant to that certain Letter Agreement, dated October 12, 2022, as amended, by and between the Company, the Sponsor and each of the officers and directors of the Company, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.25 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our income tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some, or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

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

If we have not consummated an initial business combination within 36 months from the closing of our Initial Public Offering, our public shareholders may be forced to wait beyond such period before redemption from our trust account.

If we have not consummated an initial business combination within 36 months from the closing of our Initial Public Offering, the proceeds then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 36 months from the closing of our Initial Public Offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some, or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

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

Pursuant to an agreement entered into on the effective date of our Initial Public Offering, our Sponsor and its permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. Further, the market price of our Class A ordinary shares might also be adversely affected by the fact that the founder shares held by our Sponsor and our directors and executive officers may become transferable earlier than one year after the completion of our initial business combination if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after our initial business combination, which represents a relatively small premium compared to the initial public offering price of our units of $10.00 per unit. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake, they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities beneficially owned by our Sponsor, or its permitted transferees are registered for resale.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 300,000,000 Class A ordinary shares, par value $0.0001 per share, 30,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of December 31, 2023, there are 277,000,000 and 22,333,333 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding rights, warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. As of December 31, 2023, there are no preference shares issued and outstanding.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.25 per public share, without taking into account interest, if any, earned on the trust account or the Contributions from the Sponsor, or less in certain circumstances, on the liquidation of our trust account and our rights and warrants will expire worthless.

Risks Relating to our Sponsor and Management Team and Their Respective Affiliates and to the Post-Business Combination Company

Because we are neither limited to evaluating a target business in a particular industry sector nor have, we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.25 per public share, without taking into account interest, if any, earned on the trust account or the Contributions from the Sponsor, or less in certain circumstances, on the liquidation of our trust account and our rights and warrants will expire worthless.

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

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and, in our shareholders’, best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

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

While we offered our units at an offering price of $10.00 per unit and the amount in the trust account was initially $10.25 per public share, our Sponsor paid only a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.004 per share. As a result, the value of your public shares may be significantly diluted in the event we consummate an initial business combination. Our Sponsor invested an aggregate of $13,375,000 in us in connection with our Initial Public Offering, comprised of the $25,000 purchase price for the founder shares and the $13,350,000 purchase price for the private placement warrants. Further, our Sponsor has agreed to contribute a maximum aggregate amount of $3,150,000 in Contributions in connection with approval of the extension to consummate an initial business combination. As a result, even if the trading price of our ordinary shares significantly declines, our Sponsor will stand to make significant profit on its investment in us. In addition, our Sponsor could potentially recoup its entire investment in us if the trading price of our ordinary shares is $2.92 or more per share, even if our Sponsor is required to forfeit all of the unvested founder shares and even if the private placement warrants are worthless. As a result, our Sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our ordinary shares to decline, while our public shareholders who purchased their units in our Initial Public Offering could lose significant value in their public shares. Our Sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker performing or less established target business than would be the case if our Sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

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

In connection with the approval of the Conversion Amendment, on January 25, 2024, our independent directors voluntarily elected to convert an aggregate of 120,000 Class B ordinary shares to Class A ordinary shares, in each case, on a one-for-one basis in accordance with the amended and restated memorandum and articles of association. These Class A ordinary shares do not have any redemption rights and are not entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination. At the time of our initial business combination, on an as-converted basis, the Converted Class A Shares, in the aggregate, will equal 25% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of our Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our Sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

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

On January 26, 2021, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. In February 2021, our Sponsor transferred 40,000 Class B ordinary shares to each of our independent directors. On March 18, 2022, we effectuated a share capitalization with respect to our Class B ordinary shares of 1,916,667 shares thereof, resulting in our initial shareholders holding an aggregate of 7,666,667 founder shares. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. In connection with the approval of the Conversion Amendment, on January 25, 2024, our Sponsor voluntarily elected to convert 7,546,666 of its Class B ordinary shares to Class A ordinary shares, and our independent directors voluntarily elected to convert an aggregate of 120,000 Class B ordinary shares to Class A ordinary shares, in each case, on a one-for-one basis in accordance with the amended and restated memorandum and articles of association. After giving effect to the Founder Share Conversion, one Sponsor-held Class B ordinary share remains issued and outstanding.

The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor has committed, pursuant to a written agreement, to purchase an aggregate of $13,350,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant, in a private placement that closed simultaneously with the closing of our Initial Public Offering. If we do not consummate an initial business combination within 36 months from the closing of our Initial Public Offering the private placement warrants will expire worthless.

While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration and shareholder rights agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial business combination. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 36 month anniversary of the closing of our Initial Public Offering nears, which is the deadline for our consummation of an initial business combination.

We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

After giving effect to the redemptions by public shareholders in connection with the approval of the Extension Amendment (as defined herein), $158,813,165 from the net proceeds from our Initial Public Offering and the sale of the private placement warrants will be available to complete our business combination and pay related fees and non-reimbursed expenses (including up to $8,050,000 of deferred underwriting commissions being held in the trust account and the estimated non-reimbursed expenses of our Initial Public Offering).

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

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our public warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 36 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

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

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 36 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Although we believe that the net proceeds of our Initial Public Offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive approximately $10.25 per public share, without taking into account interest, if any, earned on the trust account or the Contributions from the Sponsor, or less in certain circumstances, on the liquidation of our trust account and our rights and warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

As a blank check company, we have no business operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in Item 1A. Risk Factors of this Report, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Due to our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this Report. We have not encountered any cybersecurity incidents since our Initial Public Offering.

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

(b)Holders

On December 31, 2023, there was 1 holder of record for our units, 1 holder of record for our shares of Class A ordinary shares, 4 holders of record of our shares of Class B ordinary shares, 1 holder of record of our Rights, 1 holder of record of our private placement warrants and 1 holder of record of our public warrants.

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

(f)Recent Sales of Unregistered Securities; Use of Proceeds

Unregistered Sales of Equity Securities

On January 26, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. In February 2021, the Sponsor transferred 40,000 Class B ordinary shares to each of the independent directors. On March 18, 2022, we effectuated a share capitalization with respect to its Class B ordinary shares of 1,916,667 shares thereof, resulting in our initial shareholders holding an aggregate of 7,666,667 Founder Shares. On January 25, 2024, the Sponsor and the independent directors of the Company each voluntarily elected to convert 7,546,666 and 120,000 of their Founder Shares, respectively, to Class A ordinary shares, in each case, on a one-for-one basis in accordance with the articles (such conversions collectively, the “Founder Share Conversion,” and the Class A ordinary shares issued upon such conversion, the “Converted Class A Shares”). After giving effect to the Founder Share Conversion, the number of Class B ordinary shares issued and outstanding consists of one Sponsor-held Class B ordinary share.

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

As of December 31, 2023, we had not commenced any operations. All activity for the period from January 19, 2021 (inception) through December 31, 2023 relates to our formation and the initial public offering (the “Initial Public Offering”) described below and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial business combination. We will not generate any operating revenues until after the completion of its initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Initially, the Company had 15 months from the closing of the Initial Public Offering or until January 17, 2024 to consummate an initial business combination. On January 11, 2024, the Company filed with the Registrar of Companies of the Cayman Islands an amendment to the Company’s amended and restated memorandum and articles of Association which change the date by which the

Company must consummate a business combination to October 17, 2025 or such earlier date as is determined by the Company’s board of directors in its sole discretion, to be in the best interests of the Company.

If we are unable to complete a business combination within 36 months from the closing of the Initial Public Offering, or October 17, 2025 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay for our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

On January 10, 2024, we held the Extraordinary General Meeting at which our shareholders approved: (a) an amendment to our amended and restated memorandum and articles of association: (i) to change the date by which the Company must consummate a business combination to October 17, 2025 or such earlier date as is determined by the Company’s board of directors , in its sole discretion, to be in the best interests of the Company (the “Extension Amendment”); (ii) to remove the limitation that the company shall not redeem Class A ordinary shares included as part of the units sold in its initial public offering prior to the consummation of a business combination that would cause the Company’s net tangible assets to be less than $5,000,001 following such repurchases, (the “Redemption Limitation Amendment”); and (iii) to provide for the right of a holder of Class B ordinary shares, par value $0.0001 per share, to convert such shares into shares of the Company’s Class A common stock on a one-for-one basis prior to initial business combination (the “Conversion Amendment”), and (b) the appointment of Richard Thompson and Sharon Youngblood as Class I directors to each serve on the Board for a three-year term expiring at the third succeeding annual general meeting after their appointment, or until their successors have been qualified and appointed.

Additionally shareholders holding 8,362,234 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.85 per share, for an aggregate redemption amount of approximately $90.7 million. Following such redemptions, 14,637,766 Class A ordinary shares held by public shareholders remain outstanding, and $158.8 million remains in the Trust Account.

In connection with the approval of the Conversion Amendment Proposal, on January 25, 2024, the Sponsor voluntarily elected to convert 7,546,666 of its Class B ordinary shares to Class A ordinary shares, and the independent directors of the Company voluntarily elected to convert an aggregate of 120,000 Class B ordinary shares to Class A ordinary shares, in each case, on a one-for-one basis in accordance with the articles. The Sponsor and the independent directors waived any right to receive funds from the trust account established by the Company in connection with its initial public offering that was consummated on October 17, 2022, with respect to any Converted Class A Shares, and no additional funds were deposited into the Trust Account in respect of any such Converted Class A Shares. The Converted Class A Shares will remain subject to the existing transfer restrictions on the Class B ordinary shares following such conversions. Following the Founder Share Conversion and the redemptions in connection with the Extension Amendment, there were 22,304,432 Class A ordinary shares issued and outstanding and one Class B Ordinary Share issued and outstanding.

Further, Sponsor has agreed to make monthly deposits directly to the Company’s trust account of $150,000 per month (each deposit, is a “Contribution”). The maximum aggregate amount of all Contributions will not exceed $3,150,000. Such Contributions, which will be paid monthly (or a pro-rata portion thereof if less than a full month), began on January 11, 2024, and thereafter on the fifteenth day of each subsequent month (or if such fifteenth day is not a business day, on the business day immediately preceding such fifteenth day) until the earlier of (i) the consummation of a business combination, and (ii) the end of the Combination Period.

Results of Operations

As of December 31, 2023, we had not commenced any operations. All activity for the period from January 19, 2021 (inception) through December 31, 2023, relates to our formation and the Initial Public Offering described below and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the year ended December 31, 2023, we had a net income of approximately $10.97 million, which consisted of approximately $11.85 million in income from investments held in the Trust Account and interest income from the operating account, offset by $820,457 in general and administrative expenses (of which $120,000 was for administrative expenses for the related party).

For the year ended December 31, 2022, we had a net income of approximately $1.44 million, which consisted of approximately $1.69 million in income from investments held in the Trust Account, offset by approximately $249,000 in general and administrative expenses (of which $30,000 was for administrative expenses for related party).

Going Concern Consideration

As of December 31, 2023, the Company had approximately $1.2 million in cash held outside of the Trust Account and working capital of approximately $1.1 million.

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

In addition, in order to finance transaction costs in connection with a business combination, our Sponsor, members of our founding team or any of their affiliates may provide us with Working Capital Loans as may be required (of which up to $1.5 million may be converted at the lender’s option into Private Placement Warrants). As of December 31, 2023 and December 31, 2022, there was no Working Capital Loan outstanding.

Based on the current operating plan, management believes that the above-mentioned measures collectively will provide sufficient liquidity to meet the Company’s future liquidity and capital requirements through the earlier of the consummation of a Business Combination or one year from this filing. Furthermore, management plans to complete the initial Business Combination prior to the mandatory liquidation date of October 17, 2025 (the “Combination Deadline”) and expects to receive financing from our Sponsor or the affiliates of our Sponsor to meet its obligations through the time of liquidation or the completion of the initial Business Combination.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

The impact of the above actions on the world economy is not determinable as of the date of these audited financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these audited financial statements. The Company’s ability to consummate an initial business combination, or the operations of a target business with which the Company ultimately consummates an initial business combination, may be materially and adversely affected by these military actions and related sanctions. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate an initial business combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Administrative Services Agreement

On October 12, 2022, we entered into an agreement with our Sponsor, pursuant to which we agreed to pay our Sponsor an amount of $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial business combination and the liquidation. The Company incurred $120,000 and $30,000 in such fees included as general and administrative expenses on the accompanying statement of operations for the years ended December 31, 2023 and 2022, respectively. The Company had unpaid fees of $30,000 as of December 31, 2023 and December 31, 2022, respectively.

In addition, our Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. For the years ended December 31, 2023 and 2022, there were no expenses to be reimbursed.

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

Deferred Legal Fees

We engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable solely in the event that we complete an initial business combination. As of December 31, 2023 and 2022, the Company had Deferred Legal Fees of approximately $1,054,000 and $743,000 in connection with such services, respectively. The Company will recognize an expense for these services when the performance trigger is considered probable.

Critical Accounting Policies and Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the period reported. On an ongoing basis, we evaluate our estimates and judgments, including those related to the fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies and estimates:

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

Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. The ASU requires companies to apply the definition of a performance obligation under ASC 606, “Revenue from Contracts with Customers”, to recognize and measure contract assets and contract liabilities relating to contracts with customers acquired in a business combination.

Prior to the adoption of this ASU, an acquirer generally recognized assets acquired, and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. The ASU results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance on January 1, 2023 using a prospective method, and the adoption did not have any impact on the audited financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted the provisions of this guidance with effect from January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03 – Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the amendments in ASU 2022-03 require certain additional disclosures related to investments in equity securities subject to contractual sale restrictions. The amendments in ASU 2022-03 will become effective for us as of the beginning of our 2025 fiscal year. Early adoption is permitted. As of December 31, 2023 we do not hold any investments in equity securities, therefore we do not currently expect that this guidance will have a material impact upon our financial position and results of operations.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 will become effective for us as of the beginning of our 2026 fiscal year. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, management used the criteria set forth in Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2023.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Trading Arrangements

During the three and twelve months ended December 31, 2023 no director or officer of the Company adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) and (c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Name	Age	Position
Christopher Sorrells	55	Chief Executive Officer and Chairman
Robert Kaplan	50	Chief Financial Officer and Vice President of Business Development
David Buzby	63	Director
Richard Thompson	74	Director
David Levinson	51	Director
Kevin Pohler	32	Director
Sharon Youngblood	70	Director

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

Quinn’s family office starting in 2013 managing the office and his investment portfolio until forming Pearl in 2015. From 2003 to 2013, Mr. Levinson worked at GTx, Inc., a biotechnology company located in Memphis, Tennessee, in various positions before departing in 2013 as Director of Business Development, Licensing and Financial Analysis. While at GTx, Mr. Levinson was involved in all aspects of the transaction process, including deal sourcing, due diligence, financial analysis, term sheet negotiation and execution for numerous completed transactions. Mr. Levinson was also a part of the finance team where he created and implemented GTx’s budgeting and forecasting processes and worked on the company’s initial public offering in 2004 and subsequent follow-on offerings. In addition, while at GTx, he served on the disclosure control committee, was Secretary of the Audit Committee and served on the executive steering committee. From 1996-2000, Mr. Levinson previously gained valuable deal execution experience working as a corporate associate at Dechert LLP, a Philadelphia-based law firm. Mr. Levinson’s practice focused on mergers and acquisitions of both public and private companies, as well as public securities work. Mr. Levinson graduated summa cum laude and Phi Beta Kappa from the University of Pennsylvania, where he earned his B.A. in Economics in 1993. Mr. Levinson also earned his J.D. with honors from the University of Chicago in 1996 and earned his M.B.A. from the Fuqua School of Business at Duke University in 2002, where he was a Fuqua Scholar.

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the Nasdaq. Following their re-election at the January 10, 2024 extraordinary general meeting, the term of office of the first class of directors, consisting of Mr. Thompson and Dr. Youngblood, will expire at our fourth annual meeting of shareholders. The term of office of the second class of directors, consisting of Mr. Buzby and Mr. Pohler, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Mr. Sorrells and Mr. Levinson, will expire at our third annual meeting of shareholders.

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

Audit Committee

We have established an audit committee of the board of directors. Mr. Buzby, Mr. Thompson and Dr. Youngblood serve as members of our audit committee. Our board of directors has determined that each of Mr. Buzby, Mr. Thompson and Dr. Youngblood are independent under the Nasdaq listing standards and applicable SEC rules. Mr. Thompson serves as the Chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate, and our board of directors has determined that Mr.Thompson qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Our Sponsor and its affiliates manage numerous investment vehicles which may compete with us for acquisition opportunities and if pursued by them we may be precluded from such opportunities for our initial business combination. In addition, certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including fiduciary and contractual duties to Climate, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary duties. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Christopher Sorrells	NuScale Power Corporation	Energy	Director
	ENGlobal Corporation	Engineering Services	Director, Committee Member
Robert Kaplan	Two Nil, LLC	Marketing	Director
	Arkay Management, Inc.	Management /Consulting	Founder
David Buzby	Wondrwall Holdco Limited	Energy	Director
	Stem, Inc.	Energy	Director
Richard Thompson	Sumeru Equity Partners	Private Equity	Strategic Advisor
David Levinson	Pearl Energy Investment Management, LLC(1)	Private Equity	Managing Director and Chief Operating Officer
Kevin Pohler	Pearl Energy Investment Management, LLC(1)	Private Equity	Vice President
Sharon Youngblood	The World Wildlife Fund	Conservation	Director
(1)	Includes certain of its funds and other affiliates.

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

combination within 36 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Insider Trading Policy

We have not yet adopted an insider trading policy due to the restrictions already in place on shares owned by insiders pursuant to the Letter Agreement. In connection with the consummation of an initial business combination, we intend to have our board of directors adopt an insider trading policy to promote compliance with federal and state securities laws that prohibit certain persons who are aware of material nonpublic information about a company from (i) trading in securities of that company, or (ii) providing material nonpublic information to other persons who may trade on the basis of that information.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse an affiliate of our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees or options, will be paid by the company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination. In February 2021, our Sponsor transferred 40,000 Class B ordinary shares to each of our independent directors.

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

In the table below, percentage ownership is based on 22,304,432 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and one Class B ordinary share outstanding as of March 27, 2024. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Number of Shares	Approximate Percentage of Issued
Name and Address of Beneficial Owner(1)	Beneficially Owned	and Outstanding Ordinary Shares
Five percent holders:
First Trust Merger Arbitrage Fund(2)	2,236,489	9.6%
Aristeia Capital, L.L.C.(3)	1,228,933	5.3%
Spring Valley Acquisition Sponsor II, LLC (our Sponsor)(4)	7,546,667	32.4%
Directors and Officers:
Christopher Sorrells	—	—
Robert Kaplan	—	—
David Buzby	40,000	*
Richard Thompson	40,000	*
Sharon Youngblood	40,000	*
David Levinson	—	—
Kevin Pohler	—	—
All officers and directors as a group (7 people)	120,000	*
(1)	Unless otherwise noted, the business address of each of our shareholders is 2100 McKinney Ave, Suite 1675, Dallas, TX 75201.
(2)	According to a Schedule 13G filed with the SEC on February 14, 2024, on behalf of First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”), and FTCS Sub GP LLC (“Sub GP”). The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212. The number of shares held by VARBX, FTCM, FTCS and Sub GP is reported as of February 14, 2024, as stated in the Schedule 13G.
(3)	According to a Schedule 13G filed with the SEC on February 14, 2024, interests shown are held by Aristeia Capital, L.L.C., a Delaware limited liability company (“Aristeia Capital”). Aristeia Capital is the investment manager of, and has voting and investment control with respect to the Class A ordinary shares, one or more private investment funds. The address of the shareholder is One Greenwich Plaza, Suite 300, Greenwich, CT 06830.

(4)	Includes 7,546,666 Class A ordinary shares and one Class B ordinary share. The shares reported above are held in the name of our Sponsor. Our Sponsor is controlled by Pearl Energy Investment II, L.P., which is controlled by Mr. Quinn.

Our Sponsor, officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

On January 26, 2021, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. In February 2021, our Sponsor transferred 40,000 Class B ordinary shares to each of our independent directors. On March 18, 2022, we effectuated a share capitalization with respect to our Class B ordinary shares of 1,916,667 shares thereof, resulting in our initial shareholders holding an aggregate of 7,666,667 founder shares. On January 25, 2024, the Sponsor and the independent directors of the Company each voluntarily elected to convert 7,546,666 and 120,000 of their Founder Shares, respectively, to Class A ordinary shares, in each case, on a one-for-one basis in accordance with the articles. After giving effect to the Founder Share Conversion, the number of Class B ordinary shares issued and outstanding consists of one Sponsor-held Class B ordinary share. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our Sponsor and each member of our management team, as applicable, have agreed to (i) waive their redemption rights with respect to their founder shares; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 36 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 36 months from the closing of the Initial Public Offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

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

Our Sponsor agreed to loan us up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note, dated on January 26, 2021 and was later amended and restated on January 28, 2022 and subsequently amended and restated a second time on September 26, 2022 (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. During the period from January 19, 2021 (inception) through October 17, 2022, we borrowed approximately $269,088 under the Note. We fully repaid the Note on October 18, 2022. Upon consummation of the Initial Public Offering, the Note was no longer available to us.

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

Audit Fees. For the year ended December 31, 2023, fees for our independent registered public accounting firm were approximately $100,880 for the services Withum performed in connection with the audit of our financial statements for the year ended December 31, 2023. During the period from January 19, 2021 (inception) through December 31, 2022, fees for our independent registered public accounting firm were approximately $101,956 for the services Withum performed in connection with our Initial Public Offering and the audit of our financial statements for the year ended December 31, 2022, included in this Report.

Audit-Related Fees. As of December 31, 2023 and for the period from January 19, 2021 (inception) through December 31, 2023, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2023, fees for our independent registered public accounting firm for tax compliance, tax advice, and tax planning were $7,800.

For the period from January 19, 2021 (inception) through December 31, 2023, fees for our independent registered public accounting firm for tax compliance, tax advice, and tax planning were approximately $4,000.

All Other Fees. As of December 31, 2023 and for the period from January 19, 2021 (inception) through December 31, 2023, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)List the following documents filed as a part of the report:

●	Financial statements: Our consolidated financial statements are listed in the “Index to Audited Financial Statements” on page F-1.
●	Financial statement schedules: None
●	Exhibits

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

3.2

First Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2024).

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

10.5

Letter Agreement, dated October 12, 2022, by and between the Company, the Sponsor and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on October 17, 2022).  Amendment No. 1 the Letter Agreement, dated January 10, 2024, by and among Spring Valley Acquisition Corp. II, Spring Valley Acquisition Sponsor II, LLC and the other parties thereto.

10.6

Amendment No. 1 the Letter Agreement, dated January 10, 2024, by and among Spring Valley Acquisition Corp. II, Spring Valley Acquisition Sponsor II, LLC and the other parties thereto  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2024).

10.7

Second Amended and Restated Promissory Note, dated as of September 26, 2022, between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 of the Company’s Form S-1 (File No. 333-253156), filed with the SEC on September 26, 2022).

Exhibit Number	Description
10.8

Securities Subscription Agreement, dated January 26, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 of the Company’s Form S-1 (File No. 333-253156), filed with the SEC on September 26, 2022).

10.9

Promissory Note, dated January 10, 2024, by and between Spring Valley Acquisition Corp. II and Spring Valley Acquisition Sponsor II, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2024).

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Spring Valley Acquisition Corp. II Clawback Policy

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10–K SUMMARY.

None.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in Dallas, Texas on the 29th day of March, 2024.

SPRING VALLEY ACQUISITION CORP. II

/s/ Christopher Sorrells
Name:	Christopher Sorrells
Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Christopher Sorrells	Chief Executive Officer and Chairman (Principal Executive Officer)	March 29, 2024
Christopher Sorrells

/s/ Robert Kaplan	Chief Financial Officer and Vice President of Business Development	March 29, 2024
Robert Kaplan	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Buzby	Director	March 29, 2024
David Buzby

/s/ Richard Thompson	Director	March 29, 2024
Richard Thompson

/s/ Sharon Youngblood	Director	March 29, 2024
Sharon Youngblood

/s/ David Levinson	Director	March 29, 2024
David Levinson

/s/ Kevin Pohler	Director	March 29, 2024
Kevin Pohler

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Spring Valley Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spring Valley Acquisition Corp. II (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 29, 2024

PCAOB ID Number 100

SPRING VALLEY ACQUISITION CORP. II

BALANCE SHEETS

	December 31,
	2023	2022
Assets:
Current assets:
Cash	$1,240,671	$1,731,726
Prepaid expenses	80,895	328,020
Total current assets	1,321,566	2,059,746
Non-current assets:
Prepaid expenses - non-current	—	72,500
Investments held in Trust Account	249,254,022	237,438,356
Total non-current assets	249,254,022	237,510,856
Total Assets	$250,575,588	$239,570,602

Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$82,462	$38,965
Accrued expenses	91,600	101,212
Total current liabilities	174,062	140,177
Deferred underwriting commissions	8,050,000	8,050,000
Total Liabilities	8,224,062	8,190,177

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 23,000,000 and 23,000,000 shares subject to possible redemption at $10.84 and $10.32 per share as of December 31, 2023 and 2022, respectively	249,254,022	237,438,356

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2023 and 2022	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2023 and 2022	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,666,667 shares issued and outstanding as of December 31, 2023 and 2022	767	767
Additional paid-in capital	—	—
Accumulated deficit	(6,903,263)	(6,058,698)
Total shareholders' deficit	(6,902,496)	(6,057,931)
Total Liabilities and Shareholders' Deficit	$250,575,588	$239,570,602

The accompanying notes are an integral part of these financial statements.

SPRING VALLEY ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2023	2022
General and administrative expenses	$875,462	$249,185
Loss from operations	(875,462)	(249,185)

Other income:
Interest income on operating account	30,897	—
Income from investments held in Trust Account	11,815,666	1,688,356
Total other income	11,846,563	1,688,356

Net income	$10,971,101	$1,439,171

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	4,739,011
Basic and diluted net income per share, Class A ordinary shares	$0.36	$0.12
Weighted average shares outstanding, Class B ordinary shares - basic	7,666,667	6,872,711
Weighted average shares outstanding, Class B ordinary shares - diluted	7,666,667	7,666,667
Basic and diluted net income per share, Class B ordinary shares	$0.36	$0.12

The accompanying notes are an integral part of these financial statements.

SPRING VALLEY ACQUISITION CORP. II

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/ (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2021	7,666,667	$767	$24,233	$(12,429)	$12,571
Sale of private placement warrants to Sponsor in private placement	—	—	13,350,000	—	13,350,000
Fair value of warrants and rights included in the Units sold in the Initial Public Offering	—	—	1,939,590	—	1,939,590
Offering costs associated with issuance of warrants as part of the Units in the Initial Public Offering	—	—	(101,200)	—	(101,200)
Accretion for Class A ordinary shares to redemption amount	—	—	(15,212,623)	(7,485,440)	(22,698,063)
Net income	—	—	—	1,439,171	1,439,171
Balance - December 31, 2022	7,666,667	$767	$—	$(6,058,698)	$(6,057,931)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(11,815,666)	(11,815,666)
Net Income	—	—	—	10,971,101	10,971,101
Balance - December 31, 2023	7,666,667	$767	$—	$(6,903,263)	$(6,902,496)

The accompanying notes are an integral part of these financial statements.

SPRING VALLEY ACQUISITION CORP. II

STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$10,971,101	$1,439,171
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor under promissory note	—	13,840
Income from investments held in Trust Account	(11,815,666)	(1,688,356)
Changes in operating assets and liabilities:
Prepaid expenses	319,625	(400,520)
Accounts payable	43,497	23,197
Accrued expenses	(9,612)	(318,788)
Net cash used in operating activities	(491,055)	(931,456)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(235,750,000)
Net cash used in investing activities	—	(235,750,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(269,088)
Proceeds received from initial public offering, gross	—	230,000,000
Proceeds received from private placement	—	13,350,000
Offering costs paid	—	(4,667,730)
Net cash provided by financing activities	—	238,413,182

Net change in cash	(491,055)	1,731,726

Cash - beginning of the year	$1,731,726	—
Cash - end of the year	$1,240,671	$1,731,726

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	—	$15,769
Offering costs included in accrued expenses	—	$70,000
Offering costs paid by Sponsor under promissory note	—	$68,043
Prior accounts payable balance paid by Sponsor under promissory note	—	$19,162
Reversal of accrued offering expenses	—	$(65,660)
Deferred underwriting commissions	—	$8,050,000

The accompanying notes are an integral part of these financial statements.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

Note 1 — Description of Organization, Business Operations and Liquidity

Spring Valley Acquisition Corp. II (the “Company”) is a blank check company incorporated in the Cayman Islands on January 19, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from January 19, 2021 (inception) through December 31, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating interest income on investments held in the Trust Account (as defined below).

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

The Company will provide the holders of the Company’s issued and outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro-rata portion of the amount then held in the Trust Account ($10.25 per Public Share initially, $10.84 per Public Share as of December 31, 2023). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

The Public Shares were recorded at a redemption value and classified as temporary equity upon consummation of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the majority of the shares voted are in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders will not be entitled to redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

The Company had initially planned to consummate an initial Business Combination within 15 months from the closing of the Initial Public Offering i.e., until January 17, 2024. However, on January 11, 2024, the Company filed with the Registrar of Companies of the Cayman Islands an amendment to the Company’s amended and restated memorandum and articles of Association to: (i) to change the date by which the Company must consummate a Business Combination to October 17, 2025 or such earlier date as is determined by the Company’s board of directors (the “Board”), in its sole discretion, to be in the best interests of the Company.

If the Company is unable to complete a Business Combination within 36 months from the closing of the Initial Public Offering, or October 17, 2025 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern Consideration

As of December 31, 2023, the Company had approximately $1.2 million in cash held outside of the Trust Account and working capital of approximately $1.1 million.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 4) as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants). As of December 31, 2023, and 2022, there was no Working Capital Loan outstanding.

Based on the current operating plan, management believes that the above-mentioned measures collectively will provide sufficient liquidity to meet the Company’s future liquidity and capital requirements through the earlier of the consummation of a Business Combination or one year from this filing. Furthermore, management plans to complete the initial Business Combination prior to the mandatory liquidation date of October 17, 2025 (the “Combination Deadline”) and expects to receive financing from our Sponsor or the affiliates of our Sponsor to meet its obligations through the time of liquidation or the completion of the initial Business Combination.

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

The impact of the above actions on the world economy is not determinable as of the date of these audited financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these audited financial statements.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1.2 million and $1.7 million as of December 31, 2023 and 2022, respectively. The Company had no cash equivalents as of December 31, 2023 and 2022.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2023 and 2022, the assets held in the Trust Account were in mutual funds.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the warrants and Rights were charged to equity. Offering costs allocated to the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. As of December 31, 2023, and 2022, the Company had deferred offering cost of approximately $13.4 million in connection with the Initial Public Offering.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

As of December 31, 2023 and 2022, the amounts of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants and Rights	(1,939,590)
Class A ordinary shares issuance costs	(13,320,117)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	22,698,063
Class A ordinary shares subject to possible redemption at December 31, 2022	$237,438,356
Accretion of Class A ordinary shares subject to possible redemption	11,815,666
Class A ordinary shares subject to possible redemption at December 31, 2023	$249,254,022

Net Income per Ordinary Share

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the years ended
	December 31, 2023		December 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$8,228,326	$2,742,775	$587,359	$851,812

Denominator:
Weighted average ordinary shares outstanding - basic	23,000,000	7,666,667	4,739,011	6,872,711
Weighted average ordinary shares outstanding - diluted	23,000,000	7,666,667	4,739,011	7,666,667

Basic and diluted net income per ordinary share	$0.36	$0.36	$0.12	$0.12

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

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

Recent Accounting Pronouncements

In October 2021, the FASB issued Accounting Standard Update (“ASU”) No. 2021-08,“Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. The ASU requires companies to apply the definition of a performance obligation under ASC 606, “Revenue from Contracts with Customers”, to recognize and measure contract assets and contract liabilities relating to contracts with customers acquired in a business combination.

Prior to the adoption of this ASU, an acquirer generally recognized assets acquired, and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. The ASU results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance on January 1, 2023 using a prospective method, and the adoption did not have any impact on the audited financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted the provisions of this guidance with effect from January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03 – “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the amendments in ASU 2022-03 require certain additional disclosures related to investments in equity securities subject to contractual sale restrictions. The amendments in ASU 2022-03 will become effective for us as of the beginning of our 2025 fiscal year. Early adoption is permitted. As of December 31, 2023 we do not hold any investments in equity securities, therefore we do not currently expect that this guidance will have a material impact upon our financial position and results of operations.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09 – “Income Taxes (Topic ASC 740) Income Taxes.” The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 will become effective for us as of the beginning of our 2026 fiscal year. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

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

The initial shareholders, and the executive officers and directors of the Company, agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property, excluding ordinary shares subject to forfeiture.

The Founder Shares are subject to performance and market condition vesting terms. The Sponsor agreed that upon and subject to the completion of the initial Business Combination, 25% of the Founder Shares then held by the Sponsor shall be considered to be newly unvested shares, which will vest only if the closing price of the Company’s Class A ordinary shares on the Nasdaq equals or exceeds $12.50 for any 20 trading days within a 30-trading day period commencing at least 120 days after the closing of the initial Business Combination but before the fifth anniversary. The Sponsor agreed, subject to exceptions, not to transfer any unvested Founder Shares prior to the date such securities become vested. Founder Shares, if any, that remain unvested at the fifth anniversary of the closing of the initial Business Combination will be forfeited, subject to certain exceptions. Notwithstanding the foregoing, and subject to the satisfaction of the other transfer restrictions on the Founder Shares described herein, the Sponsor may be able to transfer up to 80% of its Founder Shares even if it is required to forfeit all of its unvested Founder Shares and even if the trading price of Class A ordinary shares declines materially. The issuance of Founder Shares to the Sponsor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were granted subject to a performance condition and a market condition. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of October 17, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation will be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied by the grant date fair value per share, which considers the market condition in the valuation, less the amount initially received for the purchase of the Founder Shares.

In February 2021, the Sponsor transferred 40,000 Class B ordinary shares to each of the Company’s directors. The sale of the Founder Shares is in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

The fair value of these 120,000 shares granted to the Company’s directors was $452,000 or $3.77 per share. The Company estimates grant date fair value using Monte Carlo Simulation, considering the probability and timing of IPO completion, business combination completion, and an appropriate discount for lack of marketability, all Level 3 Inputs under ASC 820. The following assumptions were used for the determination of grant date fair value for the shares transferred to directors.

Risk-free interest rate	0.30%
Expected term (in years)	3.96

The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. In connection with the approval of the Conversion Amendment, on January 25, 2024, our independent directors voluntarily elected to convert an aggregate of 120,000 Class B ordinary shares to Class A ordinary shares, in each case, on a one-for-one basis in accordance with the amended and restated memorandum and articles of association. Please see Note 8 for more information related to the conversion of the Founder Shares.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 13,350,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $13.4 million. Each Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $1.50 per ordinary share.

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

Related Party Loans

Promissory Note to Sponsor

The Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note, dated January 26, 2021, and was later amended and restated on January 28, 2022, and subsequently amended and restated a second time on September 26, 2022 (the “Note”). The Note was non-interest bearing, unsecured, and due upon the closing of the Initial Public Offering. During the period from January 19, 2021, through October 17, 2022, the Company borrowed approximately $269,000 under the Note, respectively. The Company fully repaid the Note on October 18, 2022. Upon consummation of the Initial Public Offering, the Note was no longer available to the Company.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post - Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023 and 2022, the Company had no borrowings under the Working Capital Loans.

Extension Loans

As described in Note 8, the Sponsor has agreed to provide the Extension Loans to the Company of $150,000 per month which is to be deposited in Trust Account. The Extension Loans will be non-interest bearing and payable upon the consummation of the initial Business Combination and if the Business Combination is not consummated, the date of the termination, dissolution or winding up of the Company as determined in the sole discretion of the Company’s board of directors. As of December 31, 2023 and 2022, the Company had no borrowings under the Extension Loans.

Administrative Services Agreement

On October 12, 2022, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor an amount of $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation. The Company incurred $120,000 and $30,000 in such fees included as general and administrative expenses on the accompanying statements of operations for the years ended December 31, 2023 and 2022, respectively. The Company had unpaid fees of $30,000 as of December 31, 2023 and December 31, 2022, respectively.

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the years ended December 31, 2023 and 2022, there were no expenses to be reimbursed.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

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

The deferred fee will become payable solely in the event that the Company completes a Business Combination. As of December 31, 2023 and 2022, the Company had Deferred Legal Fees of approximately $1,054,000 and $743,000 in connection with such services, respectively. The Company will recognize an expense for these services when the performance trigger is considered probable.

Note 6 — Shareholders’ Equity (Deficit)

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 23,000,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 7,666,667 Class B ordinary shares issued and outstanding. Of these, up to 1,000,000 Class B ordinary shares were subject to forfeiture to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the Class B ordinary shares would represent 25% of the Company’s issued and outstanding shares after the Initial Public Offering. On October 17, 2022, the underwriter consummated the exercise in full of the over-allotment; thus, these 1,000,000 Class B ordinary shares were no longer subject to forfeiture.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

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

Rights — As of December 31, 2023, and 2022, there were 2,300,000 Rights outstanding. Each holder of a whole Right will receive one-tenth of one Class A ordinary share upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert his, her or its Rights in order to receive the one share underlying each Right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights, and the Rights will expire worthless. No fractional shares will be issued upon conversion of any Rights.

Warrants — As of December 31, 2023, and 2022 , the Company had 11,500,000 Public Warrants and 13,350,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the public warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon the Company’s redemption or liquidation.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

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

In no event the Company will be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7 — Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
As of December 31, 2023	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$249,254,022	$—	$—

	Quoted Prices in	Significant Other	Significant Other
As of December 31, 2022	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$237,438,356	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There was no transfer between levels during the years ended December 31, 2023 and December 31, 2022.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements except for below.

On January 11, 2024, the Company filed with the Registrar of Companies of the Cayman Islands an amendment to the Company’s amended and restated memorandum and articles of Association to: (i) to change the date by which the Company must consummate a Business Combination to October 17, 2025 or such earlier date as is determined by the Company’s board of directors (the “Board”), in its sole discretion, to be in the best interests of the Company (the “Extension Amendment”); (ii) to remove the limitation that the company shall not redeem Class A ordinary shares included as part of the units sold in its initial public offering prior to the consummation of a Business Combination that would cause the Company’s net tangible assets to be less than $5,000,001 following such repurchases, (the “Redemption Limitation Amendment”); and (iii) to provide for the right of a holder of Class B ordinary shares, par value $0.0001 per share, to convert such shares into shares of the Company’s Class A common stock on a one-for-one basis prior to initial Business Combination (the “Conversion Amendment” and, together with the Extension Amendment and the Redemption Limitation, the “Charter Amendments”).

The Company’s shareholders approved the Charter Amendments at an extraordinary general meeting of shareholders in lieu of an annual general meeting (the “Meeting”) on January 10, 2024.

Additionally shareholders holding 8,362,234 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of $10.85 per share, for an aggregate redemption amount of $90,726,471. In connection with the approval of the Conversion Amendment, on January 25, 2024, our Sponsor voluntarily elected to convert 7,546,666 of its Class B ordinary shares to Class A ordinary shares, and our independent directors voluntarily elected to convert an aggregate of 120,000 Class B ordinary shares to Class A ordinary shares, in each case, on a one-for-one basis in accordance with the amended and restated memorandum and articles of association. After giving effect to the Founder Share Conversion, one Sponsor-held Class B ordinary share remains issued and outstanding. Following such redemptions and the conversion of Class B ordinary shares, 22,304,432 Class A ordinary shares remain outstanding, including 14,637,766 publicly-held Class A ordinary shares, and $158,813,165 remains in the Trust Account.

In connection with the approval of the Conversion Amendment Proposal, on January 25, 2024, the Sponsor voluntarily elected to convert 7,546,666 of its Class B ordinary shares to Class A ordinary shares, and the independent directors of the Company voluntarily elected to convert an aggregate of 120,000 Class B ordinary shares to Class A ordinary shares, in each case, on a one-for-one basis in accordance with the articles (such conversions collectively, the “Founder Share Conversion,” and the Class A ordinary shares issued upon such conversion, the “Converted Class A Shares”). The Sponsor and the independent directors waived any right to receive funds from the Trust Account established by the Company in connection with its initial public offering that was consummated on October 17, 2022, with respect to any Converted Class A Shares, and no additional funds were deposited into the Trust Account in respect of any such Converted Class A Shares. The Converted Class A Shares will remain subject to the existing transfer restrictions on the Class B ordinary shares following such conversions.

On January 10, 2024 Sponsor, issued an unsecured promissory note to the Company pursuant to which Sponsor has agreed to make monthly deposits directly to the Company’s Trust Account of $150,000 per month (each deposit, is a “Contribution”). The maximum aggregate amount of all Contributions under the Promissory note will not exceed $3,150,000. The Contributions, which will be paid monthly (or a pro-rata portion thereof if less than a full month), began on January 11, 2024, and thereafter on the fifteenth day of each subsequent month (or if such fifteenth day is not a business day, on the business day immediately preceding such fifteenth day) until the earlier of (i) the consummation of a Business Combination, and (ii) the end of the Combination Period.

The Promissory Note is non-interest bearing and is payable upon the consummation of the initial Business Combination and if the Business Combination is not consummated, the date of the termination, dissolution, or winding up of the Company as determined in the sole discretion of the Company’s board of directors.

The Company received a contribution of $450,000 from the Sponsor for the period from January 01, 2024 through March 27, 2024 under the Promissory Note.