Form 10-Q
period 2024-03-31
Spring Valley Acquisition Corp. II
filed 2024-05-14
CIK 1843477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, there were 22,304,432 Class A ordinary shares (consisting of 14,637,766 publicly - held Class A ordinary shares, 7,546,666 Converted Class A shares (as defined herein) held by Spring Valley Acquisition Sponsor II, LLC, and 120,000 Converted Class A shares not subject to redemption held by the registrant's independent directors) and one Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

SPRING VALLEY ACQUISITION CORP. II

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SPRING VALLEY ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
Assets:
Current assets:
Cash	$939,764	$1,240,671
Prepaid expenses	61,949	80,895
Total current assets	1,001,713	1,321,566
Non-current assets:
Cash and Investments held in Trust Account	161,192,470	249,254,022
Total non-current assets	161,192,470	249,254,022
Total Assets	$162,194,183	$250,575,588

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$2,030	$82,462
Accrued expenses	88,000	91,600
Extension promissory notes - related party	450,000	—
Total current liabilities	540,030	174,062
Deferred underwriting commissions	8,050,000	8,050,000
Total Liabilities	8,590,030	8,224,062

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 14,637,766 and 23,000,000 shares subject to possible redemption at $11.01 and $10.84 per share issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	161,192,470	249,254,022

Shareholders’ Deficit:
Preference shares, $0.0001 par value 1,000,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 7,666,666 and zero non-redeemable shares issued and outstanding (excluding 14,637,766 and 23,000,000 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023, respectively	767	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 1 and 7,666,667 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	767
Additional paid-in capital	—	—
Accumulated deficit	(7,589,084)	(6,903,263)
Total shareholders’ deficit	(7,588,317)	(6,902,496)
Total Liabilities and Shareholders’ Deficit	$162,194,183	$250,575,588

The accompanying notes are an integral part of the unaudited condensed financial statements

SPRING VALLEY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31, 2024	March 31, 2023

General and administrative expenses	$250,293	$193,310
Loss from operations	(250,293)	(193,310)

Other Income:
Interest income on operating account	14,472	53
Income from investments held in the Trust Account	2,214,919	2,519,340
Total other income	2,229,391	2,519,393

Net income	$1,979,098	$2,326,083

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	15,556,693	23,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.09	$0.08
Basic and diluted weighted average shares outstanding, Class A ordinary shares not subject to possible redemption	5,560,439	—
Basic and diluted net income per share, Class A ordinary shares not subject to possible redemption	$0.09	$—
Basic and diluted weighted average shares outstanding, Class B ordinary share	2,106,228	7,666,667
Basic and diluted net income per share, Class B ordinary shares	$0.09	$0.08

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three months ended March 31, 2024
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	—	$—	7,666,667	$767	$—	$(6,903,263)	$(6,902,496)
Accretion of Class A ordinary shares to redemption amount subject to possible redemption	—	—	—	—	—	(2,664,919)	(2,664,919)
Conversion of Class B ordinary shares to Class A ordinary shares not subject to possible redemption	7,666,666	767	(7,666,666)	(767)	—	—	—
Net Income	—	—	—	—	—	1,979,098	1,979,098
Balance - March 31, 2024 (unaudited)	7,666,666	$767	1	$—	$—	$(7,589,084)	$(7,588,317)

	For the three months ended March 31, 2023
			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	7,666,667	$767	$—	$(6,058,698)	$(6,057,931)
Accretion for Class A ordinary shares to redemption amount subject to possible redemption	—	—	—	(2,519,340)	(2,519,340)
Net Income	—	—	—	2,326,083	2,326,083
Balance - March 31, 2023 (unaudited)	7,666,667	$767	$—	$(6,251,955)	$(6,251,188)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$1,979,098	$2,326,083
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in the Trust Account	(2,214,919)	(2,519,340)
Changes in operating assets and liabilities:
Prepaid expenses	18,946	34,449
Accounts payable	(80,432)	24,108
Accrued expenses	(3,600)	(29,212)
Net cash used in operating activities	(300,907)	(163,912)

Cash Flows from Investing Activities:
Cash deposited in the trust account for the extension	(450,000)	—
Cash withdrawn from trust account for redemption of Class A ordinary shares	90,726,471	—
Net cash provided by investing activities	90,276,471	—

Cash Flows from Financing Activities:
Proceeds from promissory note to related party- extension	450,000	—
Redemption of Class A ordinary shares	(90,726,471)	—
Net cash used in financing activities	(90,276,471)	—

Net change in cash	(300,907)	(163,912)

Cash - beginning of the period	1,240,671	1,731,726
Cash - end of the period	$939,764	$1,567,814

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activities for the period from January 19, 2021 (inception) through March 31, 2024, relate to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, since the closing of the Initial Public Offering, the search for and efforts towards completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating interest income on investments held in the Trust Account (as defined below).

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

The Company will provide the holders of the Company’s issued and outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro - rata portion of the amount then held in the Trust Account ($10.25 per Public Share initially, $11.01 per Public Share as of March 31, 2024). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

The Public Shares were recorded at a redemption value and classified as temporary equity upon consummation of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the majority of the shares voted are in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agree to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders will not be entitled to redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agree to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Amended and Restated Memorandum and Articles of Association , as amended, provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The holders of the Founder Shares (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within 36 months from the closing of the Initial Public Offering, or October 17, 2025 (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Initially the Company had 15 months from the closing of the initial public offering or until January 17, 2024 to consummate an initial Business Combination. However, on January 11, 2024, the Company filed with the Registrar of Companies of the Cayman Islands an amendment to the Company's amended and restated memorandum and articles of Association to: (i) to change the date by which the Company must consummate a Business Combination to October 17, 2025 or such earlier date as is determined by the Company's board of directors (the "Board"), in its sole discretion, to be in the best interests of the Company (the "Extension Amendment"); (ii) to remove the limitation that the company shall not redeem Class A ordinary shares included as part of the units sold in its Initial Public Offering prior to the consummation of a Business Combination that would cause the Company's net tangible assets to be less than $5,000,001 following such repurchases, (the "Redemption Limitation Amendment"); and (iii) to provide for the right of a holder of Class B ordinary shares, par value $0.0001 per share, to convert such shares into shares of the Company's Class A ordinary shares on a one - for - one basis prior to initial Business Combination (the "Conversion Amendment" and, together with the Extension Amendment and the Redemption Limitation, the "Charter Amendments").

On January 10, 2024, the Company held extraordinary general meeting of shareholders in lieu of an annual general meeting (the "Shareholder Meeting") at which their shareholders approved: (a) an amendment to our amended and restated memorandum and articles of association: (i) to change the date by which the Company must consummate a business combination to October 17, 2025 or such earlier date as is determined by the Company's board of directors, in its sole discretion, to be in the best interests of the Company (the "Extension Amendment"); (ii) to remove the limitation that the company shall not redeem Class A ordinary shares included as part of the units sold in its initial public offering prior to the consummation of a business combination that would cause the Company's net tangible assets to be less than $5,000,001 following such repurchases, (the "Redemption Limitation Amendment"); and (iii) to provide for the right of a holder of Class B ordinary shares, par value $0.0001 per share, to convert such shares into shares of the Company's Class A ordinary shares on a one - for - one basis prior to initial business combination (the "Conversion Amendment"), and (b) the appointment of Richard Thompson and Sharon Youngblood as Class I directors to each serve on the Board for a three - year term expiring at the third succeeding annual general meeting after their appointment, or until their successors have been qualified and appointed.

Additionally, shareholders holding 8,362,234 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.85 per share, for an aggregate redemption amount of $90,726,471. In connection with the approval of the Conversion Amendment, on January 25, 2024, the Sponsor voluntarily elected to convert 7,546,666 of its Class B ordinary shares to Class A ordinary shares, and the independent directors of the Company voluntarily elected to convert an aggregate of 120,000 Class B ordinary shares to Class A ordinary shares, in each case, on a one - for - one basis in accordance with the articles (such conversions collectively, the "Founder Share Conversion," and the Class A ordinary shares issued upon such conversion, the "Converted Class A Shares"). After giving effect to the Founder Share Conversion, one Sponsor - held Class B ordinary share remains issued and outstanding. Following such redemptions and the conversion of Class B ordinary shares, 22,304,432 Class A ordinary shares remain outstanding, including 14,637,766 publicly - held Class A ordinary shares. The Sponsor and the independent directors waived any right to receive funds from the Trust Account established by the Company in connection with its Initial Public Offering that was consummated on October 17, 2022, with respect to any Converted Class A Shares, and no additional funds were deposited into the Trust Account in respect of any such shares. The Converted Class A Shares will remain subject to the existing transfer restrictions on the Class B ordinary shares following such conversions.

In connection with the approval of the Extension Amendment, the Sponsor has issued an unsecured promissory note to the Company pursuant to which the Sponsor has agreed to make monthly deposits directly to the Company's Trust Account of $150,000 per month (each deposit, is a "Contribution"). The maximum aggregate amount of all Contributions under the promissory note will not exceed $3,150,000. The Contributions will be paid monthly (or a pro - rata portion thereof if less than a full month), beginning on January 11, 2024, and thereafter on the fifteenth day of each subsequent month (or if such fifteenth day is not a business day, on the business day immediately preceding such fifteenth day) until the earlier of (i) the consummation of a Business Combination, and (ii) the end of the Combination Period. The promissory note is non-interest bearing and is payable upon the consummation of the initial Business Combination and if the Business Combination is not consummated, the date of the termination, dissolution, or winding up of the Company as determined in the sole discretion of the Company's board of directors. The Company received an aggregate amount of Contributions from the Sponsor totalling $450,000 for the period from January 01, 2024 through March 27, 2024 under the promissory note.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Going Concern Consideration

As of March 31, 2024, the Company had approximately $0.9 million in cash held outside of the Trust Account and working capital of approximately $0.4 million.

The Company’s liquidity needs to date were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for issuance of the Founder Shares (as defined in Note 4), and loan from the Sponsor of approximately $269,000 under the Note (as defined in Note 4) and the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. The Company repaid the Note in full on October 18, 2022 and the facility is no longer available.

In addition, in order to finance the transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team, or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 4) as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants). As of March 31, 2024 and December 31, 2023, there was no Working Capital Loan outstanding.

Based on the current operating plan, management believes that the above-mentioned measures collectively will provide sufficient liquidity to meet the Company’s future liquidity and capital requirements through the earlier of consummation of a Business Combination or one year from this filing. Furthermore, management plans to complete the initial Business Combination prior to the mandatory liquidation date of October 17, 2025 (the “Combination Deadline”) and expects to receive financing from the Sponsor or the affiliates of the Sponsor to meet its obligations through the time of liquidation or the completion of the initial Business Combination.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus.

On October 7, 2023, the State of Israel was attacked by Hamas, a Palestinian militant group designated as a Foreign Terrorist organization by the U.S. Department of State. As a result of this attack, the State of Israel commenced a military operation against Hamas which is supported by various nations including the United States.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

The impact of the above actions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements. The Company's ability to consummate an initial business combination, or the operations of a target business with which the Company ultimately consummates an initial business combination, may be materially and adversely affected by these military actions and related sanctions. In addition, the Company's ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third - party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company's financial position, results of operations or ability to consummate an initial business combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any future period.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such an extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

MARCH 31, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.

Cash and Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. In contrast, when the investments held in Trust Account are comprised of money market funds, these are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of March 31, 2024 and December 31, 2023, the assets held in the Trust Account were in mutual funds.

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

MARCH 31, 2024

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

As discussed in Note 1, the Company held the Shareholder Meeting to, among other things, extend the time the Company has to complete a business combination from January 17, 2024 to October 17, 2025. In connection with the Shareholder Meeting, the Company’s shareholders holding 8,362,234 Class A ordinary shares exercised their right to redeem such shares for a pro-rata portion of the funds in the Trust Account, and as a result, $90,726,471 (approximately $10.85 per share) was redeemed from the Trust Account to pay such holders. Following the redemptions, the Company had 14,637,766 Class A ordinary shares (subject to possible redemption) outstanding.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

As described in Note 1, the Sponsor issued an unsecured promissory note to the Company pursuant to which the Sponsor has agreed to make monthly deposits directly to the Company’s Trust Account of $150,000 per month. The maximum aggregate amount under the promissory note will not exceed $3,150,000. As of March 31, 2024, $450,000 has been borrowed against the promissory note, with $2,700,000 remaining for withdrawal.

As of March 31, 2024, the amounts of Class A ordinary shares reflected on the unaudited condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption - December 31, 2023	$249,254,022
Less:
Redemption	(90,726,471)
Plus:
Adjustment for accretion of Class A ordinary shares subject to possible redemption	2,214,919
Adjustment for accretion of Class A ordinary shares subject to possible redemption	450,000
Class A ordinary shares subject to possible redemption –March 31, 2024 (unaudited)	$161,192,470

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has three classes of shares, which are referred to as: (i) Class A ordinary shares subject to possible redemption (consisting of 14,637,766 publicly held Class A ordinary shares); Class A ordinary shares not subject to redemption (consisting of 7,666,666 Class A ordinary shares held by the Sponsor and the Company’s independent directors); and (iii) Class B ordinary shares. Income and losses are shared pro rata between the three classes of shares. Any of the Company’s Class B ordinary shares that are converted into Class A ordinary shares on one-for-one basis, herein after referred to as the “Converted Class A shares”.

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the periods. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per ordinary share as the redemption value approximates fair value. Therefore, the net income per ordinary share calculation allocates the income pro rata between Class A ordinary shares subject to possible redemption, Class A ordinary shares not subject to possible redemption, and Class B ordinary shares. The Company has not considered the effect of the exercise of the Public Warrants and Private Placement Warrants to purchase an aggregate of 24,850,000 Class A ordinary shares and the effect of the Rights to receive 2,300,000 Class A ordinary shares in the calculation of diluted income per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the three months ended March 31,
	2024			2023
	Class A	Class A		Class A
	(subject to	(not subject to		(subject to
	redemption)	redemption)	Class B	redemption)	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,325,744	$473,861	$179,493	$1,744,562	$581,521

Denominator:
Basic and diluted weighted average ordinary shares outstanding	15,556,693	5,560,439	2,106,228	23,000,000	7,666,667

Basic and diluted net income per ordinary share	$0.09	$0.09	$0.09	$0.08	$0.08

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company has not been subject to income tax examinations by major taxing authorities since inception.

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

Prior to the adoption of this ASU, an acquirer generally recognized assets acquired, and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. The ASU results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance on January 1, 2023, using a prospective method, and the adoption did not have any impact on the audited financial statements.

In June 2016, the FASB issued ASU 2016 - 13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016 - 13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

standards of an entity's portfolio. The Company adopted the provisions of this guidance with effect from January 1, 2023. The adoption did not have a material impact on the Company's condensed financial statements.

In June 2022, the FASB issued ASU No. 2022-03 – “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the amendments in ASU 2022-03 require certain additional disclosures related to investments in equity securities subject to contractual sale restrictions. The amendments in ASU 2022-03 will become effective for the Company as of the beginning of the Company’s 2025 fiscal year. Early adoption is permitted. As of December 31, 2023, the Company does not hold any investments in equity securities, therefore the Company does not currently expect that this guidance will have a material impact upon the Company’s financial position and results of operations.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed financial statements.

In December 2023, the FASB issued ASU No. 2023-09 – “Income Taxes (Topic ASC 740) Income Taxes.” The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 will become effective for the Company as of the beginning of the Company’s 2026 fiscal year. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not expect that this guidance will have a material impact upon the Company’s financial position and results of operations.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable.

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

MARCH 31, 2024

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

The Founder Shares are subject to performance and market condition vesting terms. The Sponsor agreed that upon and subject to the completion of the initial Business Combination, 25% of the Founder Shares then held by the Sponsor shall be considered to be newly unvested shares, which will vest only if the closing price of the Company’s Class A ordinary shares on the Nasdaq equals or exceeds $12.50 for any 20 trading days within a 30 trading day period commencing at least 120 days after the closing of the initial Business Combination but before the fifth anniversary. The Sponsor agreed, subject to exceptions, not to transfer any unvested Founder Shares prior to the date such securities become vested. Founder Shares, if any, that remain unvested at the fifth anniversary of the closing of the initial Business Combination will be forfeited, subject to certain exceptions. Notwithstanding the foregoing, and subject to the satisfaction of the other transfer restrictions on the Founder Shares described herein, the Sponsor may be able to transfer up to 80% of its Founder Shares even if it is required to forfeit all of its unvested Founder Shares and even if the trading price of Class A ordinary shares declines materially. The issuance of Founder Shares to the Sponsor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).

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

As discussed in Note 1, on January 25, 2024, the Sponsor voluntarily elected to convert 7,546,666 of its Class B ordinary shares to Class A ordinary shares, and the independent directors of the Company voluntarily elected to convert an aggregate of 120,000 Class

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

B ordinary shares to Class A ordinary shares, in each case, on a one-for-one basis and Company issued an aggregate of 7,666,666 shares of Class A ordinary shares not subject to redemption. The Converted Class A Shares will remain subject to the existing transfer restrictions on the Class B ordinary shares following such conversions.

As of March 31, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Extension Loans

As described in Note 1, in connection with the extension on January 10, 2024, Sponsor, issued an unsecured promissory note to the Company pursuant to which Sponsor has agreed to make monthly deposits directly to the Company’s Trust Account of $150,000 per month. The maximum aggregate amount under the promissory note will not exceed $3,150,000. The deposits, which will be paid monthly (or a pro-rata portion thereof if less than a full month), began on January 11, 2024, and thereafter on the fifteenth day of each subsequent month (or if such fifteenth day is not a business day, on the business day immediately preceding such fifteenth day) until the earlier of (i) the consummation of a Business Combination, and (ii) the end of the Combination Period.

The promissory note is non-interest bearing and is payable upon the consummation of the initial Business Combination and if the Business Combination is not consummated, the date of the termination, dissolution, or winding up of the Company as determined in the sole discretion of the Company’s board of directors. As of March 31, 2024, $450,000 has been borrowed against the promissory note, with $2,700,000 remaining for withdrawal.

Administrative Services Agreement

On October 12, 2022, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor an amount of $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation. The Company incurred $30,000 in such fees included as general and administrative expenses on the accompanying unaudited condensed statement of operations for each of the three months ended March 31, 2024 and 2023. The Company had unpaid fees of $30,000 as of March 31, 2024 and December 31, 2023, respectively.

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the three months ended March 31, 2024 and 2023, there were no expenses to be reimbursed.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable solely in the event that the Company completes a Business Combination. As of March 31, 2024 and December 31, 2023, the Company had Deferred Legal Fees of approximately $1,250,000 and $1,054,000 in connection with such services, respectively. The Company will recognize an expense for these services when the performance trigger is considered probable.

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 14,637,766 and 23,000,000 shares of Class A ordinary shares subject to possible redemption issued and outstanding, respectively, and were classified outside of permanent equity on the condensed balance sheets.

On January 25, 2024, the Company issued an aggregate of 7,666,666 shares of Class A ordinary shares, upon conversion of an equal number of shares of Class B ordinary shares. The 7,666,666 shares of Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B ordinary shares before the conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering. After giving effect to the Founder Share Conversion, the total number of shares of Class A ordinary shares that are issued and outstanding consists of 22,304,432 Class A ordinary shares (consisting of 14,637,766 publicly-held Class A ordinary shares, 7,546,666 Converted Class A shares held by Spring Valley Acquisition Sponsor II, LLC, and 120,000 Converted Class A shares not subject to redemption held by the registrant’s independent directors).

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

As described in Note 1, the Sponsor voluntarily elected to convert 7,546,666 of its Class B ordinary shares to Class A ordinary shares, and the independent directors of the Company voluntarily elected to convert an aggregate of 120,000 Class B ordinary shares to Class A ordinary shares, in each case, on a one-for-one basis. The Sponsor and the independent directors waived any right to receive funds from the Trust Account established by the Company in connection with its Initial Public Offering that was consummated on October 17, 2022, with respect to any Converted Class A shares, and no additional funds were deposited into the Trust Account in respect of any such Converted Class A shares. The Converted Class A Shares will remain subject to the existing transfer restrictions on the Class B ordinary shares following such conversions.

As of March 31, 2024 and December 31, 2023, there was 1 and 7,666,667 Class B ordinary shares issued and outstanding, respectively.

Rights — As of March 31, 2024 and December 31, 2023, there were 2,300,000 Rights outstanding. Each holder of a whole Right will receive one-tenth of one Class A ordinary share upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert his, her or its Rights in order to receive the one share underlying each Right (without paying any additional

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights, and the Rights will expire worthless. No fractional shares will be issued upon conversion of any Rights.

Warrants — As of March 31, 2024 and December 31, 2023, the Company had 11,500,000 Public Warrants and 13,350,000 Private Placement Warrants outstanding, respectively. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the public warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon the Company’s redemption or liquidation.

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

MARCH 31, 2024

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

Note 7 — Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, by level within the fair value hierarchy:

March 31, 2024

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Investments held in Trust Account - U.S. Treasury Securities	$161,192,470	$—	$—

December 31, 2023

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Investments held in Trust Account - U.S. Treasury Securities	$249,254,022	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There was no transfer between levels during the three months ended March 31, 2024 and 2023.

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

As of March 31, 2024, we had not commenced any operations. All activity for the period from January 19, 2021 (inception) through March 31, 2024 relates to our formation and the initial public offering (the “Initial Public Offering”) described below and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial business combination. We will not generate any operating revenues until after the completion of its initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

If we are unable to complete a business combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay for our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On January 10, 2024, we held the Extraordinary General Meeting at which our shareholders approved: (a) an amendment to our amended and restated memorandum and articles of association: (i) to change the date by which the Company must consummate a business combination to October 17, 2025 or such earlier date as is determined by the Company’s board of directors, in its sole discretion, to be in the best interests of the Company (the “Extension Amendment”); (ii) to remove the limitation that the company shall not redeem Class A ordinary shares included as part of the units sold in its initial public offering prior to the consummation of a business combination that would cause the Company’s net tangible assets to be less than $5,000,001 following such repurchases, (the “Redemption Limitation Amendment”); and (iii) to provide for the right of a holder of Class B ordinary shares, par value $0.0001 per share, to convert such shares into shares of the Company’s Class A ordinary shares on a one-for-one basis prior to initial business combination (the “Conversion Amendment”), and (b) the appointment of Richard Thompson and Sharon Youngblood as Class I directors to each serve on the Board for a three-year term expiring at the third succeeding annual general meeting after their appointment, or until their successors have been qualified and appointed.

Additionally, shareholders holding 8,362,234 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.85 per share, for an aggregate redemption amount of $90,726,471. In connection with the approval of the Conversion Amendment, on January 25, 2024, the Sponsor voluntarily elected to convert 7,546,666 of its Class B ordinary shares to Class A ordinary shares, and the independent directors of the Company voluntarily elected to convert an aggregate of 120,000 Class B ordinary shares to Class A ordinary shares, in each case, on a one-for-one basis in accordance with the articles (such conversions collectively, the “Founder Share Conversion,” and the Class A ordinary shares issued upon such conversion, the “Converted Class A Shares”). After giving effect to the Founder Share Conversion, one Sponsor-held Class B ordinary share remains issued and outstanding. Following such redemptions and the conversion of Class B ordinary shares, 22,304,432 Class A ordinary shares remain outstanding, including 14,637,766 publicly-held Class A ordinary shares, and $158,813,165 remains in the Trust Account. The Sponsor and the independent directors waived any right to receive funds from the Trust Account established by the Company in connection with its Initial Public Offering that was consummated on October 17, 2022, with respect to any Converted Class A shares, and no additional funds were deposited into the Trust Account in respect of any such shares. The Converted Class A shares will remain subject to the existing transfer restrictions on the Class B ordinary shares following such conversions.

In connection with the approval of the Extension Amendment, the Sponsor has issued an unsecured promissory note to the Company pursuant to which the Sponsor has agreed to make monthly deposits directly to the Company’s Trust Account of $150,000 per month (each deposit, is a “Contribution”). The maximum aggregate amount of all Contributions under the promissory note will not exceed $3,150,000. The Contributions will be paid monthly (or a pro-rata portion thereof if less than a full month), beginning on January 11, 2024, and thereafter on the fifteenth day of each subsequent month (or if such fifteenth day is not a business day, on the business day immediately preceding such fifteenth day) until the earlier of (i) the consummation of a Business Combination, and (ii) the end of the Combination Period. The promissory note is non-interest bearing and is payable upon the consummation of the initial Business Combination and if the Business Combination is not consummated, the date of the termination, dissolution, or winding up of the Company as determined in the sole discretion of the Company’s board of directors. The Company received a contribution of $450,000 from the Sponsor for the period from January 01, 2024 through March 27, 2024 under the promissory note with $2,700,000 remaining for withdrawal.

Results of Operations

As of March 31, 2024, we had not commenced any operations. All activity for the period from January 19, 2021 (inception) through March 31, 2024, relates to our formation and the Initial Public Offering described below and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the three months ended March 31, 2024, we had a net income of approximately $1.9 million, which consisted of approximately $2.2 million in income from investments held in the Trust Account and interest income on operating account, offset by $250,293 in general and administrative expenses (of which $30,000 was for administrative expenses for related party).

For the three months ended March 31, 2023, we had a net income of approximately $2.3 million, which consisted of approximately $2.5 million in income from investments held in the Trust Account and interest income on operating account, offset by approximately $193,000 in general and administrative expenses (of which $30,000 was for administrative expenses for related party).

Going Concern Consideration

As of March 31, 2024, the Company had approximately $0.9 million in cash held outside of the Trust Account and working capital of approximately $0.4 million.

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

In addition, in order to finance the transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team, or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 4) as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants). As of March 31, 2024 and December 31, 2023, there was no Working Capital Loan outstanding.

Based on the current operating plan, management believes that the above-mentioned measures collectively will provide sufficient liquidity to meet the Company’s future liquidity and capital requirements through the earlier of consummation of a Business Combination or one year from this filing. Furthermore, management plans to complete the initial Business Combination prior to the mandatory liquidation date of October 17, 2025 (the “Combination Deadline”) and expects to receive financing from our Sponsor or the affiliates of our Sponsor to meet its obligations through the time of liquidation or the completion of the initial Business Combination.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus.

On October 7, 2023, the State of Israel was attacked by Hamas, a Palestinian militant group designated as Foreign Terrorist organization by U.S. Department of State. As a result of this attack, State of Israel has commenced a military operation against Hamas which is supported by various nations including the United States.

The impact of the above actions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements. The Company's ability to consummate an initial business combination, or the operations of a target business with which the Company ultimately consummates an initial business combination, may be materially and adversely affected by these military actions and related sanctions. In addition, the Company's ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third - party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company's financial position, results of operations or ability to consummate an initial business combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Administrative Services Agreement

On October 12, 2022, we entered into an agreement with our Sponsor, pursuant to which we agreed to pay our Sponsor an amount of $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial business combination and the liquidation. We incurred $30,000 in such fees included as general and administrative expenses on the accompanying statement of operations for the three months ended March 31, 2024 and 2023. The Company had unpaid fees of $30,000 as of March 31, 2024 and December 31, 2023.

In addition, our Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. For the three months ended March 31, 2024, there were no expenses to be reimbursed.

Shareholder and Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans), are entitled to registration rights pursuant to the registration and shareholder rights agreement. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until the termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable solely in the event that the Company completes a Business Combination. As of March 31, 2024 and December 31, 2023, the Company had Deferred Legal Fees of approximately $1,250,000 and $1,054,000 in connection with such services, respectively. The Company will recognize an expense for these services when the performance trigger is considered probable.

Critical Accounting Estimates

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

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” We have three classes of shares, which are referred to as: (i) Class A ordinary shares subject to possible redemption (consisting of 14,637,766 publicly held Class A ordinary shares); (ii) Class A ordinary shares not subject to redemption (consisting of 7,666,666 Class A ordinary shares held by the Sponsor and the Company’s independent directors); and (iii)  Class B ordinary shares. Income and losses are shared pro rata between the three classes of shares. Any of the Company’s Class B ordinary shares that are converted into Class A ordinary shares on one-for-one basis, herein after referred to as the “Converted Class A shares”.

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

Prior to the adoption of this ASU, an acquirer generally recognized assets acquired, and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. The ASU results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance on January 1, 2023, using a prospective method, and the adoption did not have any impact on the audited financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted the provisions of this guidance with effect from January 1, 2023. The adoption did not have a material impact on the Company’s condensed financial statements.

In June 2022, the FASB issued ASU No. 2022-03 – “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the amendments in ASU 2022-03 require certain additional disclosures related to investments in equity securities subject to contractual sale restrictions. The amendments in ASU 2022-03 will become effective for us as of the beginning of our 2025 fiscal year. Early adoption is permitted. As of December 31, 2023, we do not hold any investments in equity securities, therefore we do not currently expect that this guidance will have a material impact upon our financial position and results of operations.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2024.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making these assessments, management used the criteria set forth in Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of March 31, 2024.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 which is covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 29, 2024 and any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on October 14, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on October 14, 2022, except for the below risk factor.

Changes in laws or regulations, or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.

We are subject to laws and regulations, and interpretations and applications of such laws and regulations, enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations, and interpretations and applications of such laws and regulations, may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies, or SPACs, and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide a safe harbor for such companies from the definition of “investment company” under the Investment Company Act, provided certain criteria are satisfied. On January 24, 2024, the SEC issued final rules and guidance (the “Final Rules”) relating to special purpose acquisition companies, regarding, among other things, disclosure in SEC filings in connection with initial business combination transactions; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with a proposed business combination transaction; and the potential liability of certain participants in proposed business combination transactions. These Final Rules may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

The need for compliance with the Final Rules may cause us to liquidate the funds in the trust account or liquidate our company at an earlier time than we might otherwise choose. Were we to liquidate our company, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 26, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. In February 2021, the Sponsor transferred 40,000 Class B ordinary shares to each of the independent directors. On March 18, 2022, the Company effectuated a share capitalization with respect to its Class B ordinary shares of 1,916,667 shares thereof, resulting in the Company’s initial shareholders holding an aggregate of 7,666,667 Founder Shares. The Sponsor agreed to forfeit up to an aggregate of 1,000,000 Founder Shares to the extent that the option to purchase additional Units was not exercised in full by the underwriters or was reduced, so that the Founder Shares would represent 25% of the Company’s issued and outstanding shares after the Initial Public Offering. The 120,000 Founder Shares held by the Company’s independent directors were not subject to forfeiture in the event the underwriters’ over-allotment was not exercised. On October 17, 2022, the underwriter consummated the exercise in full of the over-allotment; thus, these 1,000,000 Founder Shares are no longer subject to forfeiture. On January 25, 2024, the Sponsor and the independent directors of the Company each voluntarily elected to convert 7,546,666 and 120,000 of their Founder Shares, respectively, to Class A ordinary shares, in each case, on a one - for - one basis in accordance with the articles. After giving effect to the Founder Share Conversion, the number of Class B ordinary shares issued and outstanding consists of one Sponsor - held Class B ordinary share.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended March 31, 2024, none of the Company’s director or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1

Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 17, 2022).

3.2

First Amendment to the Amended and Restated Memorandum and Articles of Association. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2024).

10.1

Amendment No. 1 the Letter Agreement, dated January 10, 2024, by and among Spring Valley Acquisition Corp. II, Spring Valley Acquisition Sponsor II, LLC and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2024).

10.2

Promissory Note, dated January 10, 2024, by and between Spring Valley Acquisition Corp. II and Spring Valley Acquisition Sponsor II, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2024).

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

Date: May 14, 2024

SPRING VALLEY ACQUISITION CORP. II

	By:	/s/ Robert Kaplan
	Name:	Robert Kaplan
	Title:	Chief Financial Officer and Vice President of Business Development