Form 10-Q
period 2024-06-30
Spring Valley Acquisition Corp. II
filed 2024-08-08
CIK 1843477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, there were 22,304,432 Class A ordinary shares (consisting of 14,637,766 publicly - held Class A ordinary shares, 7,546,666 Converted Class A shares (as defined herein) held by Spring Valley Acquisition Sponsor II, LLC, and 120,000 Converted Class A shares not subject to redemption held by the registrant’s independent directors) and one Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

SPRING VALLEY ACQUISITION CORP. II

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SPRING VALLEY ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
Assets:
Current assets:
Cash	$813,135	$1,240,671
Prepaid expenses	47,651	80,895
Total current assets	860,786	1,321,566
Non-current assets:
Cash and Investments held in Trust Account	163,744,030	249,254,022
Total non-current assets	163,744,030	249,254,022
Total Assets	$164,604,816	$250,575,588

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$21,179	$82,462
Accrued expenses	98,000	91,600
Extension promissory notes - related party	900,000	—
Total current liabilities	1,019,179	174,062
Deferred underwriting commissions	8,050,000	8,050,000
Total Liabilities	9,069,179	8,224,062

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 14,637,766 and 23,000,000 shares subject to possible redemption at $11.19 and $10.84 per share as of June 30, 2024 and December 31, 2023, respectively	163,744,030	249,254,022

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding of June 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 7,666,666 and zero non-redeemable shares issued and outstanding (excluding 14,637,766 and 23,000,000 shares subject to possible redemption) as of June 30, 2024 and December 31, 2023, respectively	767	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 1 and 7,666,667 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	767
Additional paid-in capital	—	—
Accumulated deficit	(8,209,160)	(6,903,263)
Total shareholders’ deficit	(8,208,393)	(6,902,496)
Total Liabilities and Shareholders’ Deficit	$164,604,816	$250,575,588

The accompanying notes are an integral part of the unaudited condensed financial statements

SPRING VALLEY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

General and administrative expenses	$181,686	$193,568	$431,979	$386,878
Loss from operations	(181,686)	(193,568)	(431,979)	(386,878)

Other Income:
Interest income on operating account	11,610	678	26,082	731
Income from investments held in Trust Account	2,101,559	2,860,990	4,316,478	5,380,330
Total other income	2,113,169	2,861,668	4,342,560	5,381,061

Net income	$1,931,483	$2,668,100	$3,910,581	$4,994,183

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	14,637,766	23,000,000	15,097,229	23,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.09	$0.09	$0.17	$0.16
Basic and diluted weighted average shares outstanding, non-redeemable Class A Ordinary Shares	7,666,666	—	6,613,553	—
Basic and diluted net income per share, non-redeemable Class A Ordinary Shares	$0.09	$—	$0.17	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares	1	7,666,667	1,053,114	7,666,667
Basic and diluted net income per share, Class B ordinary shares	$0.09	$0.09	$0.17	$0.16

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three and six months ended June 30, 2024
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	—	$—	7,666,667	$767	$—	$(6,903,263)	$(6,902,496)
Accretion of Class A ordinary shares to redemption amount subject to possible redemption	—	—	—	—	—	(2,664,919)	(2,664,919)
Conversion of Class B ordinary shares to Class A ordinary shares not subject to possible redemption	7,666,666	767	(7,666,666)	(767)	—	—	—
Net income	—	—	—	—	—	1,979,098	1,979,098
Balance - March 31, 2024 (unaudited)	7,666,666	$767	1	$—	$—	$(7,589,084)	$(7,588,317)
Accretion of Class A ordinary shares to redemption amount subject to possible redemption	—	—	—	—	—	(2,551,559)	(2,551,559)
Net income	—	—	—	—	—	1,931,483	1,931,483
Balance - June 30, 2024 (unaudited)	7,666,666	$767	1	$—	$—	$(8,209,160)	$(8,208,393)

	For the three and six months ended June 30, 2023
			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	7,666,667	$767	$—	$(6,058,698)	$(6,057,931)
Accretion for Class A ordinary shares to redemption amount subject to possible redemption	—	—	—	(2,519,340)	(2,519,340)
Net income	—	—	—	2,326,083	2,326,083
Balance - March 31, 2023 (unaudited)	7,666,667	$767	$—	$(6,251,955)	$(6,251,188)
Accretion for Class A ordinary shares to redemption amount subject to possible redemption	—	—	—	(2,860,990)	(2,860,990)
Net income	—	—	—	2,668,100	2,668,100
Balance - June 30, 2023 (unaudited)	7,666,667	$767	$—	$(6,444,845)	$(6,444,078)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$3,910,581	$4,994,183
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in the Trust Account	(4,316,478)	(5,380,330)
Changes in operating assets and liabilities:
Prepaid expenses	33,244	138,575
Accounts payable	(61,283)	(19,896)
Accrued expenses	6,400	(1,212)
Net cash used in operating activities	(427,536)	(268,680)

Cash Flows from Investing Activities:
Cash deposited in the trust account for the extension	(900,000)	—
Cash withdrawn from trust account for redemption of Class A ordinary shares	90,726,471	—
Net cash provided by investing activities	89,826,471	—

Cash Flows from Financing Activities:
Proceeds from promissory note to related party- extension	900,000	—
Redemption of Class A ordinary shares	(90,726,471)	—
Net cash used in financing activities	(89,826,471)	—

Net change in cash	(427,536)	(268,680)

Cash - beginning of the period	1,240,671	1,731,726
Cash - end of the period	$813,135	$1,463,046

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activities for the period from January 19, 2021 (inception) through June 30, 2024, relate to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, since the closing of the Initial Public Offering, the search for and efforts towards completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating interest income on investments held in the Trust Account (as defined below).

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

The Company will provide the holders of the Company’s issued and outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro - rata portion of the amount then held in the Trust Account ($10.25 per Public Share initially, $11.19 per Public Share as of June 30, 2024). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

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

The Amended and Restated Memorandum and Articles of Association, as amended, provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The holders of the Founder Shares (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within 36 months from the closing of the Initial Public Offering, or October 17, 2025 (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Initially, the Company had 15 months from the closing of the initial public offering or until January 17, 2024 to consummate an initial Business Combination. However, on January 11, 2024, the Company filed with the Registrar of Companies of the Cayman Islands an amendment to the Company’s amended and restated memorandum and articles of Association to: (i) to change the date by which the Company must consummate a Business Combination to October 17, 2025 or such earlier date as is determined by the Company’s board of directors (the “Board”), in its sole discretion, to be in the best interests of the Company (the “Extension Amendment”); (ii) to remove the limitation that the company shall not redeem Class A ordinary shares included as part of the units sold in its Initial Public Offering prior to the consummation of a Business Combination that would cause the Company’s net tangible assets to be less than $5,000,001 following such repurchases, (the “Redemption Limitation Amendment”); and (iii) to provide for the right of a holder of Class B ordinary shares, par value $0.0001 per share, to convert such shares into shares of the Company’s Class A ordinary shares on a one - for - one basis prior to initial Business Combination (the “Conversion Amendment” and, together with the Extension Amendment and the Redemption Limitation, the “Charter Amendments”).

On January 10, 2024, the Company held extraordinary general meeting of shareholders in lieu of an annual general meeting (the “Shareholder Meeting”) at which their shareholders approved: (a) an amendment to our amended and restated memorandum and articles of association: (i) to change the date by which the Company must consummate a business combination to October 17, 2025 or such earlier date as is determined by the Company’s board of directors, in its sole discretion, to be in the best interests of the Company (the “Extension Amendment”); (ii) to remove the limitation that the company shall not redeem Class A ordinary shares included as part of the units sold in its initial public offering prior to the consummation of a business combination that would cause the Company’s net tangible assets to be less than $5,000,001 following such repurchases, (the “Redemption Limitation Amendment”); and (iii) to provide for the right of a holder of Class B ordinary shares, par value $0.0001 per share, to convert such shares into shares of the Company’s Class A ordinary shares on a one - for - one basis prior to initial business combination (the “Conversion Amendment”), and (b) the appointment of Richard Thompson and Sharon Youngblood as Class I directors to each serve on the Board for a three - year term expiring at the third succeeding annual general meeting after their appointment, or until their successors have been qualified and appointed.

Additionally, shareholders holding 8,362,234 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.85 per share, for an aggregate redemption amount of $90,726,471. In connection with the approval of the Conversion Amendment, on January 25, 2024, the Sponsor voluntarily elected to convert 7,546,666 of its Class B ordinary shares to Class A ordinary shares, and the independent directors of the Company voluntarily elected to convert an aggregate of 120,000 Class B ordinary shares to Class A ordinary shares, in each case, on a one - for - one basis in accordance with the articles (such conversions collectively, the “Founder Share Conversion,” and the Class A ordinary shares issued upon such conversion, the “Converted Class A Shares”). After giving effect to the Founder Share Conversion, one Sponsor - held Class B ordinary share remains issued and outstanding. Following such redemptions and the conversion of Class B ordinary shares, 22,304,432 Class A ordinary shares remain outstanding, including 14,637,766 publicly - held Class A ordinary shares. The Sponsor and the independent directors waived any right to receive funds from the Trust Account established by the Company in connection with its Initial Public Offering that was consummated on October 17, 2022, with respect to any Converted Class A Shares, and no additional funds were deposited into the Trust Account in respect of any such shares. The Converted Class A Shares will remain subject to the existing transfer restrictions on the Class B ordinary shares following such conversions.

In connection with the approval of the Extension Amendment, the Sponsor has issued an unsecured promissory note to the Company pursuant to which the Sponsor has agreed to make monthly deposits directly to the Company’s Trust Account of $150,000 per month (each deposit is a “Contribution”). The maximum aggregate amount of all Contributions under the promissory note will not exceed $3,150,000. The Contributions will be paid monthly (or a pro - rata portion thereof if less than a full month), beginning on January 11, 2024, and thereafter on the fifteenth day of each subsequent month (or if such fifteenth day is not a business day, on the business day immediately preceding such fifteenth day) until the earlier of (i) the consummation of a Business Combination, and (ii) the end of the Combination Period. The promissory note is non-interest bearing and is payable upon the consummation of the initial Business Combination and if the Business Combination is not consummated, the date of the termination, dissolution, or winding up of the Company as determined in the sole discretion of the Company’s board of directors. The Company received an aggregate amount of Contributions from the Sponsor totaling $900,000 for the period from January 11, 2024 through June 30, 2024 under the promissory note.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Going Concern Consideration

As of June 30, 2024, the Company had approximately $0.8 million in cash held outside of the Trust Account and a working capital deficit of approximately $0.2 million.

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

In addition, in order to finance the transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team, or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 4) as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants). As of June 30, 2024 and December 31, 2023, there was no Working Capital Loan outstanding.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

The impact of the above actions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements. The Company’s ability to consummate an initial business combination, or the operations of a target business with which the Company ultimately consummates an initial business combination, may be materially and adversely affected by these military actions and related sanctions. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third - party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate an initial business combination are not yet determinable. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any future period.

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

JUNE 30, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2024 and December 31, 2023.

Cash and Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. In contrast, when the investments held in Trust Account are comprised of money market funds, these are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2024 and December 31, 2023, the assets held in the Trust Account were in mutual funds.

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

JUNE 30, 2024

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

Class A Ordinary Shares Subject to Possible Redemption

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

As described in Note 1, the Sponsor issued an unsecured promissory note to the Company pursuant to which the Sponsor has agreed to make monthly deposits directly to the Company’s Trust Account of $150,000 per month. The maximum aggregate amount under the promissory note will not exceed $3,150,000. As of June 30, 2024, $900,000 has been borrowed against the promissory note, with $2,250,000 remaining for withdrawal.

As of June 30, 2024, the amounts of Class A ordinary shares reflected on the unaudited condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption - December 31, 2023	$249,254,022
Less:
Redemption	(90,726,471)
Plus:
Adjustment for accretion of Class A ordinary shares subject to possible redemption	2,214,919
Adjustment for Contributions	450,000
Class A ordinary shares subject to possible redemption - March 31, 2024 (unaudited)	$161,192,470
Less:
Redemption	—
Plus:
Adjustment for accretion of Class A ordinary shares subject to possible redemption	2,101,559
Adjustment for Contributions	450,000
Class A ordinary shares subject to possible redemption - June 30, 2024 (unaudited)	$163,744,030

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the six months ended June 30,
	2024			2023
	Class A	Class A		Class A
	(subject to	(not subject to		(subject to
	redemption)	redemption)	Class B	redemption)	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$2,593,534	$1,136,134	$180,913	$3,745,637	$1,248,546

Denominator:
Basic and diluted weighted average ordinary shares outstanding	15,097,229	6,613,553	1,053,114	23,000,000	7,666,667

Basic and diluted net income per ordinary share	$0.17	$0.17	$0.17	$0.16	$0.16

	For the three months ended June 30,
	2024			2023
	Class A	Class A		Class A
	(subject to	(not subject to		(subject to
	redemption)	redemption)	Class B	redemption)	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,267,577	$663,905	$—	$2,001,075	$667,025

Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,637,766	7,666,666	1	23,000,000	7,666,667

Basic and diluted net income per ordinary share	$0.09	$0.09	$0.09	$0.09	$0.09

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company has not been subject to income tax examinations by major taxing authorities since inception.

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

JUNE 30, 2024

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

In June 2016, the FASB issued ASU 2016 - 13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016 - 13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted the provisions of this guidance with effect from January 1, 2023. The adoption did not have a material impact on the Company’s condensed financial statements.

In June 2022, the FASB issued ASU No. 2022-03 – “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the amendments in ASU 2022-03 require certain additional disclosures related to investments in equity securities subject to contractual sale restrictions. The amendments in ASU 2022-03 will become effective for the Company as of the beginning of the Company’s 2025 fiscal year. Early adoption is permitted. As of June 30, 2024, the Company does not hold any investments in equity securities, therefore the Company does not currently expect that this guidance will have a material impact upon the Company’s financial position and results of operations.

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

JUNE 30, 2024

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

Note 4 — Related Party Transactions

Founder Shares

On January 26, 2021, the Sponsor purchased 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), to cover certain expenses on the Company’s behalf for an aggregate purchase price of $25,000. On March 18, 2022, the Company effectuated a share capitalization with respect to its Class B ordinary shares of 1,916,667 shares thereof, resulting in an aggregate of 7,666,667 Class B ordinary shares outstanding. The Sponsor agreed to forfeit up to an aggregate of 1,000,000 Founder Shares to the extent that the option to purchase additional Units was not exercised in full by the underwriters or is reduced so that the Founder Shares would represent 25% of the Company’s issued and outstanding shares after the Initial Public Offering. On October 17, 2022, the underwriters consummated the exercise in full of the over-allotment; thus, these 1,000,000 Founder Shares were no longer subject to forfeiture.

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

JUNE 30, 2024

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

As of June 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post - Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2024 and December 31, 2023, no amounts have been drawn on the Working Capital Loans.

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

The promissory note is non-interest bearing and is payable upon the consummation of the initial Business Combination and if the Business Combination is not consummated, the date of the termination, dissolution, or winding up of the Company as determined in the sole discretion of the Company’s board of directors. As of June 30, 2024, $900,000 has been borrowed against the promissory note, with $2,250,000 remaining for withdrawal.

Administrative Services Agreement

On October 12, 2022, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor an amount of $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation. The Company incurred $30,000 and $60,000 in such fees included as general and administrative expenses on the accompanying statement of operations for the three and six months ended June 30, 2024 and 2023. The Company had unpaid fees of $60,000 as of June 30, 2024 and $30,000 as of December 31, 2023.

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the three months ended June 30, 2024 and 2023, there were no expenses to be reimbursed.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable solely in the event that the Company completes a Business Combination. As of June 30, 2024 and December 31, 2023, the Company had Deferred Legal Fees of approximately $1,275,065 and $1,054,000 in connection with such services, respectively. The Company will recognize an expense for these services when the performance trigger is considered probable.

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 14,637,766 and 23,000,000 shares of Class A ordinary shares subject to possible redemption issued and outstanding, respectively, and were classified outside of permanent deficit on the condensed balance sheets.

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

JUNE 30, 2024

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

As of June 30, 2024 and December 31, 2023, there was 1 and 7,666,667 Class B ordinary shares issued and outstanding, respectively.

Rights — As of June 30, 2024 and December 31, 2023, there were 2,300,000 Rights outstanding. Each holder of a whole Right will receive one-tenth of one Class A ordinary share upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert his, her or its Rights in order to receive the one share underlying each Right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights, and the Rights will expire worthless. No fractional shares will be issued upon conversion of any Rights.

Warrants — As of June 30, 2024 and December 31, 2023, the Company had 11,500,000 Public Warrants and 13,350,000 Private Placement Warrants outstanding, respectively. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the public warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon the Company’s redemption or liquidation.

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

JUNE 30, 2024

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

The Company will not redeem the Public Warrants as described above unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30 day redemption period. Any such exercise would not be on a cashless basis and would require the exercising warrant holder to pay the exercise price for each Public Warrant being exercised.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Note 7 — Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, by level within the fair value hierarchy:

June 30, 2024

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Investments held in Trust Account - U.S. Treasury Securities	$163,744,030	$—	$—

December 31, 2023

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Investments held in Trust Account - U.S. Treasury Securities	$249,254,022	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There was no transfer between levels during the three and six months ended June 30, 2024 and 2023.

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

As of June 30, 2024, we had not commenced any operations. All activity for the period from January 19, 2021 (inception) through June 30, 2024 relates to our formation and the initial public offering (the “Initial Public Offering”) described below and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial business combination. We will not generate any operating revenues until after the completion of its initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

In connection with the approval of the Extension Amendment, the Sponsor has issued an unsecured promissory note to the Company pursuant to which the Sponsor has agreed to make monthly deposits directly to the Company’s Trust Account of $150,000 per month (each deposit, is a “Contribution”). The maximum aggregate amount of all Contributions under the promissory note will not exceed $3,150,000. The Contributions will be paid monthly (or a pro-rata portion thereof if less than a full month), beginning on January 11, 2024, and thereafter on the fifteenth day of each subsequent month (or if such fifteenth day is not a business day, on the business day immediately preceding such fifteenth day) until the earlier of (i) the consummation of a Business Combination, and (ii) the end of the Combination Period. The promissory note is non-interest bearing and is payable upon the consummation of the initial Business Combination and if the Business Combination is not consummated, the date of the termination, dissolution, or winding up of the Company as determined in the sole discretion of the Company’s board of directors. The Company received a contribution of $900,000 from the Sponsor for the period from January 11, 2024 through June 30, 2024 under the promissory note with $2,150,000 remaining for withdrawal.

Results of Operations

As of June 30, 2024, we had not commenced any operations. All activity for the period from January 19, 2021 (inception) through June 30, 2024, relates to our formation and the Initial Public Offering described below and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the six months ended June 30, 2024, we had a net income of approximately $3.9 million, which consisted of approximately $4.3 million in income from investments held in the Trust Account and interest income on operating account, offset by $431,979 in general and administrative expenses (of which $60,000 was for administrative expenses for related party).

For the six months ended June 30, 2023, we had a net income of approximately $5.0 million, which consisted of approximately $5.4 million in income from investments held in the Trust Account and interest income on operating account, offset by approximately $386,878 in general and administrative expenses (of which $60,000 was for administrative expenses for related party).

For the three months ended June 30, 2024, we had a net income of approximately $1.9 million, which consisted of approximately $2.1 million in income from investments held in the Trust Account and interest income on operating account, offset by $181,686 in general and administrative expenses (of which $30,000 was for administrative expenses for related party).

For the three months ended June 30, 2023, we had a net income of approximately $2.7 million, which consisted of approximately $2.9 million in income from investments held in the Trust Account and interest income on operating account, offset by approximately $193,568 in general and administrative expenses (of which $30,000 was for administrative expenses for related party).

Going Concern Consideration

As of June 30, 2024, the Company had approximately $0.8 million in cash held outside of the Trust Account and a working capital deficit of approximately $0.2 million.

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

In addition, in order to finance the transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team, or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 4) as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants). As of June 30, 2024 and December 31, 2023, there was no Working Capital Loan outstanding.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Contractual Obligations

Administrative Services Agreement

On October 12, 2022, we entered into an agreement with our Sponsor, pursuant to which we agreed to pay our Sponsor an amount of $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial business combination and the liquidation. We incurred $30,000 and $60,000 in such fees included as general and administrative expenses on the accompanying statement of operations for the three and six months ended June 30, 2024 and 2023. The Company had unpaid fees of $60,000 as of June 30, 2024 and $30,000 as of December 31, 2023.

In addition, our Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. For the three months ended June 30, 2024, there were no expenses to be reimbursed.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable solely in the event that the Company completes a Business Combination. As of June 30, 2024 and December 31, 2023, the Company had Deferred Legal Fees of approximately $1,275,065 and $1,054,000 in connection with such services, respectively. The Company will recognize an expense for these services when the performance trigger is considered probable.

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

Net Income per Ordinary Share

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

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value. Therefore, the net income (loss) per ordinary share calculation allocates income shared pro rata between Class A and Class B ordinary shares. We have not considered the effect of the exercise of the Public Warrants and Private Placement Warrants to purchase an aggregate of 24,850,000 shares and the effect of the Rights to receive 2,300,000 shares in the calculation of diluted income per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events.

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

In June 2022, the FASB issued ASU No. 2022-03 – “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the amendments in ASU 2022-03 require certain additional disclosures related to investments in equity securities subject to contractual sale restrictions. The amendments in ASU 2022-03 will become effective for us as of the beginning of our 2025 fiscal year. Early adoption is permitted. As of June 30, 2024, we do not hold any investments in equity securities, therefore we do not currently expect that this guidance will have a material impact upon our financial position and results of operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2024.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making these assessments, management used the criteria set forth in Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of June 30, 2024.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 which is covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended June 30, 2024, none of the Company’s director or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 8, 2024

SPRING VALLEY ACQUISITION CORP. II

	By:	/s/ Robert Kaplan
	Name:	Robert Kaplan
	Title:	Chief Financial Officer and Vice President of Business Development
(Principal Accounting Officer and Duly Authorized Officer)