Form 10-Q
period 2024-09-30
Spring Valley Acquisition Corp. II
filed 2024-11-14
CIK 1843477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, there were 9,880,095 Class A ordinary shares (consisting of 2,213,429 publicly-held Class A ordinary shares, 7,546,666 Converted Class A shares (as defined herein) held by Spring Valley Acquisition Sponsor II, LLC, and 120,000 Converted Class A shares not subject to redemption held by the registrant’s independent directors) and one Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

SPRING VALLEY ACQUISITION CORP. II

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SPRING VALLEY ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
Assets:
Current assets:
Cash	$727,713	$1,240,671
Prepaid expenses	21,272	80,895
Total current assets	748,985	1,321,566
Non-current assets:
Investments held in Trust Account	166,325,780	249,254,022
Total non-current assets	166,325,780	249,254,022
Total Assets	$167,074,765	$250,575,588

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$76,450	$82,462
Accrued expenses	106,000	91,600
Extension promissory notes - related party	1,350,000	—
Total current liabilities	1,532,450	174,062
Deferred underwriting commissions	2,817,500	8,050,000
Total Liabilities	4,349,950	8,224,062

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 14,637,766 and 23,000,000 shares subject to possible redemption at $11.36 and $10.84 per share as of September 30, 2024 and December 31, 2023, respectively	166,325,780	249,254,022

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 7,666,666 and zero non-redeemable shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	767	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 1 and 7,666,667 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	767
Additional paid-in capital	—	—
Accumulated deficit	(3,601,732)	(6,903,263)
Total shareholders’ deficit	(3,600,965)	(6,902,496)
Total Liabilities and Shareholders’ Deficit	$167,074,765	$250,575,588

The accompanying notes are an integral part of the unaudited condensed financial statements

SPRING VALLEY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

General and administrative expenses	$184,576	$211,375	$616,555	$598,253
Loss from operations	(184,576)	(211,375)	(616,555)	(598,253)

Other Income:
Interest income on operating account	9,504	12,799	35,586	13,530
Income from investments held in Trust Account	2,131,750	3,163,146	6,448,228	8,543,476
Total other income	2,141,254	3,175,945	6,483,814	8,557,006

Net income	$1,956,678	$2,964,570	$5,867,259	$7,958,753

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	14,637,766	23,000,000	14,942,957	23,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.09	$0.10	$0.26	$0.26
Basic and diluted weighted average shares outstanding, non-redeemable Class A Ordinary Shares	7,666,666	—	6,967,153	—
Basic and diluted net income per share, non-redeemable Class A Ordinary Shares	$0.09	$—	$0.26	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares	1	7,666,667	699,514	7,666,667
Basic and diluted net income per share, Class B ordinary shares	$0.09	$0.10	$0.26	$0.26

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three and nine months ended September 30, 2024
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	—	$—	7,666,667	$767	$—	$(6,903,263)	$(6,902,496)
Accretion of Class A ordinary shares to redemption amount subject to possible redemption	—	—	—	—	—	(2,664,919)	(2,664,919)
Conversion of Class B ordinary shares to Class A ordinary shares not subject to possible redemption	7,666,666	767	(7,666,666)	(767)	—	—	—
Net income	—	—	—	—	—	1,979,098	1,979,098
Balance - March 31, 2024 (unaudited)	7,666,666	$767	1	$—	$—	$(7,589,084)	$(7,588,317)
Accretion of Class A ordinary shares to redemption amount subject to possible redemption	—	—	—	—	—	(2,551,559)	(2,551,559)
Net income	—	—	—	—	—	1,931,483	1,931,483
Balance - June 30, 2024 (unaudited)	7,666,666	$767	1	$—	$—	$(8,209,160)	$(8,208,393)
Deferred underwriting commission waiver	—	—	—	—	—	5,232,500	5,232,500
Accretion of Class A ordinary shares to redemption amount subject to possible redemption	—	—	—	—	—	(2,581,750)	(2,581,750)
Net income	—	—	—	—	—	1,956,678	1,956,678
Balance - September 30, 2024 (unaudited)	7,666,666	$767	1	$—	$—	$(3,601,732)	$(3,600,965)

	For the three and nine months ended September 30, 2023
			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	7,666,667	$767	$—	$(6,058,698)	$(6,057,931)
Accretion for Class A ordinary shares to redemption amount subject to possible redemption	—	—	—	(2,519,340)	(2,519,340)
Net income	—	—	—	2,326,083	2,326,083
Balance - March 31, 2023 (unaudited)	7,666,667	$767	$—	$(6,251,955)	$(6,251,188)
Accretion for Class A ordinary shares to redemption amount subject to possible redemption	—	—	—	(2,860,990)	(2,860,990)
Net income	—	—	—	2,668,100	2,668,100
Balance - June 30, 2023 (unaudited)	7,666,667	$767	$—	$(6,444,845)	$(6,444,078)
Accretion for Class A ordinary shares to redemption amount subject to possible redemption	—	—	—	(3,163,146)	(3,163,146)
Net income	—	—	—	2,964,570	2,964,570
Balance - September 30, 2023 (unaudited)	7,666,667	$767	$—	$(6,643,421)	$(6,642,654)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$5,867,259	$7,958,753
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in the Trust Account	(6,448,228)	(8,543,476)
Changes in operating assets and liabilities:
Prepaid expenses	59,623	235,066
Accounts payable	(6,012)	(24,896)
Accrued expenses	14,400	52,148
Net cash used in operating activities	(512,958)	(322,405)

Cash Flows from Investing Activities:
Cash deposited in the trust account for the extension	(1,350,000)	—
Cash withdrawn from trust account for redemption of Class A ordinary shares	90,726,471	—
Net cash provided by investing activities	89,376,471	—

Cash Flows from Financing Activities:
Proceeds from promissory note to related party-extension	1,350,000	—
Redemption of Class A ordinary shares	(90,726,471)	—
Net cash used in financing activities	$(89,376,471)	—

Net change in cash	(512,958)	(322,405)

Cash - beginning of the period	1,240,671	1,731,726
Cash - end of the period	$727,713	$1,409,321

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activities for the period from January 19, 2021 (inception) through September 30, 2024, relate to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, since the closing of the Initial Public Offering, the search for and efforts towards completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating interest income on investments held in the Trust Account (as defined below).

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 13,350,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $13.4 million (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $235.8 million ($10.25 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The Company will provide the holders of the Company’s issued and outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro-rata portion of the amount then held in the Trust Account ($10.25 per Public Share initially, $11.36 per Public Share as of September 30, 2024). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

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

If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agree to vote their Founder Shares, and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Initially, the Company had 15 months from the closing of the initial public offering or until January 17, 2024, to consummate an initial Business Combination. However, on January 11, 2024, the Company filed with the Registrar of Companies of the Cayman Islands an amendment to the Amended and Restated Memorandum and Articles of Association to: (i) to change the date by which the Company must consummate a Business Combination to October 17, 2025 or such earlier date as is determined by the Company’s board of directors (the “Board”), in its sole discretion, to be in the best interests of the Company (the “Extension Amendment”); (ii) to remove the limitation that the company shall not redeem Class A ordinary shares included as part of the units sold in its Initial Public Offering prior to the consummation of a Business Combination that would cause the Company’s net tangible assets to be less than $5,000,001 following such repurchases, (the “Redemption Limitation Amendment”); and (iii) to provide for the right of a holder of Class B ordinary shares, par value $0.0001 per share, to convert such shares into shares of the Company’s Class A ordinary shares on a one-for-one basis prior to initial Business Combination (the “Conversion Amendment” and, together with the Extension Amendment and the Redemption Limitation, the “Charter Amendments”).

On January 10, 2024, the Company held an extraordinary general meeting of shareholders in lieu of an annual general meeting (the “Shareholder Meeting”) at which their shareholders approved: (a) an amendment to our Amended and Restated Memorandum and Articles of Association: (i) to change the date by which the Company must consummate a business combination to October 17, 2025 or such earlier date as is determined by the Board, in its sole discretion, to be in the best interests of the Company (the “Extension Amendment”); (ii) to remove the limitation that the company shall not redeem Class A ordinary shares included as part of the units sold in its initial public offering prior to the consummation of a business combination that would cause the Company’s net tangible assets to be less than $5,000,001 following such repurchases, (the “Redemption Limitation Amendment”); and (iii) to provide for the right of a holder of Class B ordinary shares, par value $0.0001 per share, to convert such shares into shares of the Company’s Class A ordinary shares on a one-for-one basis prior to initial business combination (the “Conversion Amendment”), and (b) the appointment of Richard Thompson and Sharon Youngblood as Class I directors to each serve on the Board for a three-year term expiring at the third succeeding annual general meeting after their appointment, or until their successors have been qualified and appointed.

Additionally, shareholders holding 8,362,234 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.85 per share, for an aggregate redemption amount of $90,726,471. In connection with the approval of the Conversion Amendment, on January 25, 2024, the Sponsor voluntarily elected to convert 7,546,666 of its Class B ordinary shares to Class A ordinary shares, and the independent directors of the Company voluntarily elected to convert an aggregate of 120,000 Class B ordinary shares to Class A ordinary shares, in each case, on a one-for-one basis in accordance with the articles (such conversions collectively, the “Founder Share Conversion,” and the Class A ordinary shares issued upon such conversion, the “Converted Class A Shares”). After giving effect to the Founder Share Conversion, one Sponsor-held Class B ordinary share remains issued and outstanding. Following such redemptions and the conversion of Class B ordinary shares, 22,304,432 Class A ordinary shares remain outstanding, including 14,637,766 publicly held Class A ordinary shares. The Sponsor and the independent directors waived any right to receive funds from the Trust Account established by the Company in connection with its Initial Public Offering that was consummated on October 17, 2022, with respect to any Converted Class A Shares, and no additional funds were deposited into the Trust Account in respect of any such shares. The Converted Class A Shares will remain subject to the existing transfer restrictions on the Class B ordinary shares following such conversions.

In connection with the approval of the Extension Amendment, the Sponsor issued an unsecured promissory note to the Company pursuant to which the Sponsor has agreed to make monthly deposits directly to the Company’s Trust Account of $150,000 per month (each deposit is a “Contribution”). The maximum aggregate amount of all Contributions under the promissory note will not exceed $3,150,000. The Contributions are paid monthly (or a pro-rata portion thereof if less than a full month), beginning on January 11, 2024, and thereafter on the fifteenth day of each subsequent month (or if such fifteenth day is not a business day, on the business day immediately preceding such fifteenth day) until the earlier of (i) the consummation of a Business Combination, and (ii) the end of the Combination Period. The promissory note is non-interest bearing and is payable upon the consummation of the initial Business Combination and if the Business Combination is not consummated, the date of the termination, dissolution, or winding up of the Company as determined in the sole discretion of the Board. On October 2, 2024, the Board determined that in order to make the Company a more attractive partner to sponsors of special purpose acquisition companies seeking to take over the management and affairs of special purpose acquisition companies, following the extraordinary general meeting of shareholders held on November 13, 2024, the Sponsor and any successor to the obligations of the Sponsor are no longer be required to make monthly deposits to the Trust Account of $0.02 for each outstanding Class A ordinary share, up to a maximum of $150,000 per month. The Company received an aggregate amount of

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Contributions from the Sponsor totaling $1,350,000 for the period from January 11, 2024, through September 30, 2024, under the promissory note.

In connection with the vote to approve the Amendment (as defined below) at the extraordinary general meeting held on November 13, 2024, holders of 12,424,337 Class A ordinary shares exercised their right to redeem their Class A ordinary shares for cash at a redemption price of approximately $11.43 per share, for an aggregate redemption amount of approximately $142,010,171. As a result, approximately $25,135,029 remains in the Trust Account and 9,880,095 Class A ordinary shares remain outstanding.

The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

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

Going Concern Consideration

As of September 30, 2024, the Company had approximately $0.7 million in cash held outside of the Trust Account and a working capital deficit of approximately $0.8 million after considering the extension promissory note of $1.3 million.

The Company’s liquidity needs to date were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for issuance of the Founder Shares (as defined in Note 4), and loan from the Sponsor of approximately $269,000 under the Note (as defined in Note 4) and the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. The Company repaid the Note in full on October 18, 2022, and the facility is no longer available.

In addition, in order to finance the transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team, or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 4) as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants). As of September 30, 2024, and December 31, 2023, there was no Working Capital Loan outstanding.

Based on the current operating plan, management believes that the Company will not have sufficient working capital to meet its working capital needs through the earlier of consummation of an initial Business Combination or mandatory liquidation date.

Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Management plans to complete the initial Business Combination prior to the mandatory liquidation date and expects to receive financing from the Sponsor or the affiliates of the Sponsor to meet its obligations through the time of liquidation or the completion of the initial Business Combination. There is no financing that is currently committed and no assurance that the Company’s plans to consummate the initial Business Combination will

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

be successful within the Combination Period (by October 17, 2025). The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The impact of the above actions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements. The Company’s ability to consummate an initial business combination, or the operations of a target business with which the Company ultimately consummates an initial business combination, may be materially and adversely affected by these military actions and related sanctions. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations, or ability to consummate an initial business combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any future period.

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

SEPTEMBER 30, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2024, and December 31, 2023.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. In contrast, when the investments held in Trust Account are comprised of money market funds, these are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2024, and December 31, 2023, the assets held in the Trust Account were in mutual funds.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Fair Value Measurements

Fair value is defined as the price that would be received for the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

SEPTEMBER 30, 2024

recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in retained earnings, or in the absence of retained earnings, in additional paid-in capital.

As discussed in Note 1, the Company held the Shareholder Meeting to, among other things, extend the time the Company has to complete a business combination from January 17, 2024, to October 17, 2025. In connection with the Shareholder Meeting, the Company’s shareholders holding 8,362,234 Class A ordinary shares exercised their right to redeem such shares for a pro-rata portion of the funds in the Trust Account, and as a result, $90,726,471 (approximately $10.85 per share) was redeemed from the Trust Account to pay such holders. Following the redemptions, the Company had 14,637,766 Class A ordinary shares (subject to possible redemption) outstanding.

As described in Note 1, the Sponsor issued an unsecured promissory note to the Company pursuant to which the Sponsor has agreed to make monthly deposits directly to the Company’s Trust Account of $150,000 per month. The maximum aggregate amount under the promissory note (“note”) will not exceed $3,150,000. As of September 30, 2024, $1,350,000 has been borrowed against the note and deposited into the trust account. The contributions received are reflected as accretion to redemption value in the table below.

As of September 30, 2024, the amounts of Class A ordinary shares reflected on the unaudited condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption - December 31, 2023	$249,254,022
Less:
Redemption	(90,726,471)
Plus:
Adjustment for accretion of Class A ordinary shares subject to possible redemption	2,214,919
Adjustment for Contributions under promissory note	450,000
Class A ordinary shares subject to possible redemption - March 31, 2024 (unaudited)	$161,192,470
Plus:
Adjustment for accretion of Class A ordinary shares subject to possible redemption	2,101,560
Adjustment for Contributions under promissory note	450,000
Class A ordinary shares subject to possible redemption - June 30, 2024 (unaudited)	$163,744,030
Less:
Adjustment for accretion of Class A ordinary shares subject to possible redemption	1,865,075
Plus:
Waiver of deferred underwriting fees	3,996,825
Adjustment for Contributions under promissory note	450,000
Class A ordinary shares subject to possible redemption - September 30, 2024 (unaudited)	$166,325,780
Less:
Adjustment for accretion of Class A ordinary shares subject to possible redemption:	(3,100,750)
Plus:
Waiver of deferred underwriting fees	5,232,500
Adjustment for Contributions under promissory note	450,000
Class A ordinary shares subject to possible redemption - September 30, 2024 (unaudited)	$166,325,780

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has three classes of shares, which are referred to as (i) Class A ordinary shares subject to possible redemption (consisting of 14,637,766 publicly held Class A ordinary shares); (ii) Class A ordinary shares not subject to redemption (consisting of 7,666,666 Class A ordinary shares held by the Sponsor and the Company’s independent directors); and (iii) Class B ordinary shares. Income and losses are shared pro rata between the three classes of shares. Any of the Company’s Class B ordinary shares that are converted into Class A ordinary shares on a one-for-one basis, herein after referred to as the “Converted Class A shares.”

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the nine months ended September 30,
	2024			2023
	Class A	Class A		Class A
	(subject to	(not subject to		(subject to
	redemption)	redemption)	Class B	redemption)	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$3,877,738	$1,807,995	$181,526	$5,969,065	$1,989,688

Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,942,957	6,967,153	699,514	23,000,000	7,666,667

Basic and diluted net income per ordinary share	$0.26	$0.26	$0.26	$0.26	$0.26

	For the three months ended September 30,
	2024			2023
	Class A	Class A		Class A
	(subject to	(not subject to		(subject to
	redemption)	redemption)	Class B	redemption)	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,284,112	$672,566	$0.09	$2,223,427	$741,143

Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,637,766	7,666,666	1	23,000,000	7,666,667

Basic and diluted net income per ordinary share	$0.09	$0.09	$0.09	$0.10	$0.10

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company has not been subject to income tax examinations by major taxing authorities since its inception.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted the provisions of this guidance with effect from January 1, 2023. The adoption did not have a material impact on the Company’s condensed financial statements.

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the amendments in ASU 2022-03 require certain additional disclosures related to investments in equity securities subject to contractual sale restrictions. The amendments in ASU 2022-03 will become effective for the Company as of the beginning of the Company’s 2025 fiscal year. Early adoption is permitted. As of September 30, 2024, the Company does not hold any investments in equity securities, therefore the Company does not currently expect that this guidance will have a material impact upon the Company’s financial position and results of operations.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic ASC 740) Income Taxes.” The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 will become effective for the Company as of the beginning of the Company’s 2026 fiscal year. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not expect that this guidance will have a material impact on the Company’s financial position and results of operations.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The initial shareholders, and the executive officers and directors of the Company, agreed not to transfer, assign, or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of Class A ordinary share equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property, excluding ordinary shares subject to forfeiture.

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

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

The purchasers of the Private Placement Warrants agreed, subject to limited exceptions, not to transfer, assign, or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2024 and December 31, 2023, no amounts have been drawn on the Working Capital Loans.

Extension Loans

As described in Note 1, in connection with the extension on January 10, 2024, Sponsor issued an unsecured promissory note to the Company pursuant to which Sponsor has agreed to make monthly deposits directly to the Company’s Trust Account of $150,000 per month. The maximum aggregate amount under the promissory note will not exceed $3,150,000. The deposits are paid monthly (or a pro-rata portion thereof if less than a full month), began on January 11, 2024, and thereafter on the fifteenth day of each subsequent month (or if such fifteenth day is not a business day, on the business day immediately preceding such fifteenth day) until the earlier of (i) the consummation of a Business Combination, and (ii) the end of the Combination Period.

The promissory note is non-interest bearing and is payable upon the consummation of the initial Business Combination and if the Business Combination is not consummated, the date of the termination, dissolution, or winding up of the Company as determined in the sole discretion of the Company’s board of directors. On October 2, 2024, the Board determined that in order to make the Company a more attractive partner to sponsors of special purpose acquisition companies seeking to take over the management and affairs of special purpose acquisition companies, following the extraordinary general meeting of shareholders held on November 13, 2024, the Sponsor and any successor to the obligations of the Sponsor are no longer be required to make monthly deposits to the Trust Account of $0.02 for each outstanding Class A ordinary share, up to a maximum of $150,000 per month. As of September 30, 2024, $1,350,000 has been borrowed against the promissory note and deposited in the Trust Account.

Administrative Services Agreement

On October 12, 2022, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor an amount of $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation. The Company incurred $30,000 and $90,000 in such fees included as general and administrative expenses on the accompanying condensed statement of operations for the three and nine months ended September 30, 2024, and 2023. The Company had unpaid fees of $90,000 as of September 30, 2024, and $30,000 as of December 31, 2023.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the three months ended September 30, 2024, and 2023, there were no expenses to be reimbursed.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Note 5 — Commitments and Contingencies

Shareholder and Registration Rights

The holders of Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans, if any (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement to be signed upon the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

On September 30, 2024, one of the underwriters in the Initial Public Offering, Citigroup Global Markets Inc., elected to waive its rights to receive its portion of the deferred underwriting commission. This portion accounted for approximately $5.2 million of the total deferred underwriting commission liability of $8.0 million.

On October 18, 2024, one of the underwriters in the Initial Public Offering, Guggenheim Securities, elected to waive its rights to receive its portion of the deferred underwriting commission amounting to $2.8 million. Therefore, as of October 18, 2024, the total amount of deferred underwriting commission of $8.0 million was waived.

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable solely in the event that the Company completes a Business Combination. As of September 30, 2024, and December 31, 2023, the Company had Deferred Legal Fees of approximately $1,320,000 and $1,054,000 in connection with such services, respectively. The Company will recognize an expense for these services when the performance trigger is considered probable.

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024, and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 14,637,766 and 23,000,000 shares of Class A ordinary shares subject to possible redemption issued and outstanding, respectively, and were classified outside of permanent deficit on the condensed balance sheets.

On January 25, 2024, the Company issued an aggregate of 7,666,666 shares of Class A ordinary shares, upon conversion of an equal number of shares of Class B ordinary shares. The 7,666,666 shares of Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B ordinary shares before the conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering. After giving effect to the Founder Share

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Conversion, prior to the redemptions in connection with Amendment, the total number of shares of Class A ordinary shares that are issued and outstanding consists of 22,304,432 Class A ordinary shares (consisting of 14,637,766 publicly-held Class A ordinary shares, 7,546,666 Converted Class A shares held by Spring Valley Acquisition Sponsor II, LLC, and 120,000 Converted Class A shares not subject to redemption held by the registrant’s independent directors).

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

As of September 30, 2024, and December 31, 2023, there were 1 and 7,666,667 Class B ordinary shares issued and outstanding, respectively.

Rights — As of September 30, 2024, and December 31, 2023, there were 2,300,000 Rights outstanding. Each holder of a whole Right will receive one-tenth of one Class A ordinary share upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert his, her, or its Rights in order to receive the one share underlying each Right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights, and the Rights will expire worthless. No fractional shares will be issued upon conversion of any Rights.

Warrants — As of September 30, 2024, and December 31, 2023, the Company had 11,500,000 Public Warrants and 13,350,000 Private Placement Warrants outstanding, respectively. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the public warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon the Company’s redemption or liquidation.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

In no event, the Company will be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Note 7 — Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2024, and December 31, 2023, by level within the fair value hierarchy:

September 30, 2024

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Investments held in Trust Account - U.S. Treasury Securities	$166,325,780	$—	$—

December 31, 2023

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Investments held in Trust Account - U.S. Treasury Securities	$249,254,022	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There was no transfer between levels during the three and nine months ended September 30, 2024 and 2023.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than the following.

On October 10, 2024, the Company filed a definitive proxy statement for an extraordinary general meeting to seek approval of the “Extension Amendment Proposal.” This proposal would amend the Company’s memorandum and articles of association, allowing the board discretion to liquidate the Company before the current deadline of October 17, 2025, if it serves the shareholders’ best interests. The board has since rescheduled the extraordinary general meeting to November 13, 2024, and filed an 8-K on November 12, 2024, to announce this updated date.

Deferred Underwriting Commissions

On October 18, 2024, Guggenheim Securities decided to waive its rights to receive its portion of the deferred underwriting commission amounting to $2.8 million. Therefore, as of October 18, 2024, the total amount of deferred underwriting commissions was waived.

Articles Amendment

On November 13, 2024, the Company held an extraordinary general meeting of shareholders (the “Meeting”) to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to amend the date by which the Company must consummate an initial business combination to 36 months from the closing of the initial public offering, or such earlier date as is determined by the Company’s board of directors, in its sole discretion, to be in the best interests of the Company (the “Amendment”). In connection with the vote to approve the Amendment, holders of 12,724,337 Class A ordinary shares exercised their right to redeem their Class A ordinary shares for cash at a redemption price of approximately $11.43 per share, for an aggregate

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

redemption amount of approximately $142,010,171. As a result, approximately $25,135,029 remains in the Trust Account and 9,880,095 Class A ordinary shares remain outstanding.

Non-Redemption Agreements

On October 24, 2024, October 25, 2024, November 8, 2024, November 11, 2024 and November 12, 2024, in connection with the Meeting, the Company and the Company’s Sponsor, entered into non-redemption agreements with several unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 2,075,000 Class A ordinary shares, par value $0.0001 of the Company in connection with the Extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Class A ordinary shares of the Company, the Sponsor agreed to transfer or cause to be issued for no consideration an aggregate of 691,666 Founder Shares of the Company on the occurrence of an initial business combination.

Extension Contributions

On October 2, 2024, the Board determined that in order to make the Company a more attractive partner to sponsors of special purpose acquisition companies seeking to take over the management and affairs of special purpose acquisition companies, following the Meeting, the Sponsor and any successor to the obligations of the Sponsor are no longer be required to make monthly deposits to the Trust Account of $0.02 for each outstanding Class A ordinary share, up to a maximum of $150,000 per month.

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

Overview

We are a blank check company incorporated in the Cayman Islands on January 19, 2021. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “initial business combination” or the “business combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

As of September 30, 2024, we had not commenced any operations. All activity for the period from January 19, 2021 (inception) through September 30, 2024 relates to our formation and the initial public offering (the “Initial Public Offering”) described below and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial business combination. We will not generate any operating revenues until after the completion of its initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. There is no assurance that we will be able to complete a business combination successfully. We must complete one or more initial business combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in the Trust Account and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. However, we only intend to complete a business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of Target or otherwise acquires a controlling interest in Target sufficient for it not to be required to register as an investment company under the Investment Company Act.

We will provide the holders of our issued and outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a business combination either (i) in connection with a shareholders meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a business combination or conduct a tender offer will be made by us, solely at our discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro-rata portion of the amount then held in the Trust Account (initially at $10.25 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

Initially, the Company had 15 months from the closing of the initial public offering or until January 17, 2024, to consummate an initial Business Combination. However, on January 11, 2024, the Company filed with the Registrar of Companies of the Cayman Islands an amendment to the Amended and Restated Memorandum and Articles of Association which change the date by which the Company must consummate a business combination to October 17, 2025 or such earlier date as is determined by the Board, in its sole discretion, to be in the best interests of the Company.

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

On January 10, 2024, we held the Extraordinary General Meeting at which our shareholders approved: (a) an amendment to our Amended and Restated Memorandum and Articles of Association: (i) to change the date by which the Company must consummate a business combination to October 17, 2025 or such earlier date as is determined by the Board, in its sole discretion, to be in the best interests of the Company (the “Extension Amendment”); (ii) to remove the limitation that the company shall not redeem Class A ordinary shares included as part of the units sold in its initial public offering prior to the consummation of a business combination that would cause the Company’s net tangible assets to be less than $5,000,001 following such repurchases, (the “Redemption Limitation Amendment”); and (iii) to provide for the right of a holder of Class B ordinary shares, par value $0.0001 per share, to convert such shares into shares of the Company’s Class A ordinary shares on a one-for-one basis prior to initial business combination (the “Conversion Amendment”), and (b) the appointment of Richard Thompson and Sharon Youngblood as Class I directors to each serve on the Board for a three-year term expiring at the third succeeding annual general meeting after their appointment, or until their successors have been qualified and appointed.

Additionally in connection with the Extraordinary General Meeting on January 10, 2024, shareholders holding 8,362,234 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.85 per share, for an aggregate redemption amount of $90,726,471. In connection with the approval of the Conversion Amendment, on January 25, 2024, the Sponsor voluntarily elected to convert 7,546,666 of its Class B ordinary shares to Class A ordinary shares, and the independent directors of the Company voluntarily elected to convert an aggregate of 120,000 Class B ordinary shares to Class A ordinary shares, in each case, on a one-for-one basis in accordance with the articles (such conversions collectively, the “Founder Share Conversion,” and the Class A ordinary shares issued upon such conversion, the “Converted Class A Shares”). After giving effect to the Founder Share Conversion, one Sponsor-held Class B ordinary share remains issued and outstanding. Following such redemptions and the conversion of Class B ordinary shares, 22,304,432 Class A ordinary shares remain outstanding, including 14,637,766 publicly-held Class A ordinary shares, and $158,813,165 remains in the Trust Account. The Sponsor and the independent directors waived any right to receive funds from the Trust Account established by the Company in connection with its Initial Public Offering that was consummated on October 17, 2022, with respect to any Converted Class A shares, and no additional funds were deposited into the Trust Account in respect of any such shares. The Converted Class A shares will remain subject to the existing transfer restrictions on the Class B ordinary shares following such conversions.

In connection with the approval of the Extension Amendment, the Sponsor has issued an unsecured promissory note to the Company pursuant to which the Sponsor has agreed to make monthly deposits directly to the Company’s Trust Account of $150,000 per month (each deposit, is a “Contribution”). The maximum aggregate amount of all Contributions under the promissory note will not exceed $3,150,000. The Contributions are paid monthly (or a pro-rata portion thereof if less than a full month), beginning on January 11, 2024, and thereafter on the fifteenth day of each subsequent month (or if such fifteenth day is not a business day, on the business day immediately preceding such fifteenth day) until the earlier of (i) the consummation of a Business Combination, and (ii) the end of the Combination Period. The promissory note is non-interest bearing and is payable upon the consummation of the initial Business Combination and if the Business Combination is not consummated, the date of the termination, dissolution, or winding up of the Company as determined in the sole discretion of the Board. On October 2, 2024, the Board determined that in order to make the Company a more attractive partner to sponsors of special purpose acquisition companies seeking to take over the management and affairs of special purpose acquisition companies, following the Extraordinary General Meeting of shareholders held on November 13, 2024, the Sponsor and any successor to the obligations of the Sponsor are no longer be required to make monthly deposits to the Trust Account of $0.02 for each outstanding Class A ordinary share, up to a maximum of $150,000 per month. The Company received a contribution of $1,350,000 from the Sponsor for the period from January 11, 2024, through September 30, 2024 under the promissory note.

Results of Operations

As of September 30, 2024, we had not commenced any operations. All activity for the period from January 19, 2021 (inception) through September 30, 2024, relates to our formation and the Initial Public Offering described below and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the nine months ended September 30, 2024, we had a net income of approximately $5.9 million, which consisted of approximately $6.5 million in income from investments held in the Trust Account and interest income on the operating account, offset by $616,555 in general and administrative expenses (of which $90,000 was for administrative expenses for related party).

For the nine months ended September 30, 2023, we had a net income of approximately $8.0 million, which consisted of approximately $8.5 million in income from investments held in the Trust Account and interest income on the operating account, offset by $598,253 in the general and administrative expenses (of which $90,000 was for administrative expenses for related party).

For the three months ended September 30, 2024, we had a net income of approximately $2.0 million, which consisted of approximately $2.1 million in income from investments held in the Trust Account and interest income on the operating account, offset by $184,576 in general and administrative expenses (of which $30,000 was for administrative expenses for the related party).

For the three months ended September 30, 2023, we had a net income of approximately $3.0 million, which consisted of approximately $3.2 million in income from investments held in the Trust Account and interest income on operating account, offset by $211,375 in the general and administrative expenses (of which $30,000 was for administrative expenses for related party).

Going Concern Consideration

As of September 30, 2024, the Company had approximately $0.7 million in cash held outside of the Trust Account and a working capital deficit of approximately $0.8 million.

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

In addition, in order to finance the transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team, or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 4) as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants). As of September 30, 2024 and December 31, 2023, there was no Working Capital Loan outstanding.

Based on the current operating plan, management believes that the Company will not have sufficient working capital to meet its working capital needs through the earlier of consummation of an initial Business Combination or mandatory liquidation date.

Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued.

Management plans to complete the initial Business Combination prior to the mandatory liquidation date and expects to receive financing from the Sponsor or the affiliates of the Sponsor to meet its obligations through the time of liquidation or the completion of the initial Business Combination. There is no financing that is currently committed and no assurance that the Company’s plans to consummate the initial Business Combination will be successful within the Combination Period (by October 17, 2025). The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus.

On October 7, 2023, the State of Israel was attacked by Hamas, a Palestinian militant group designated as a Foreign Terrorist organization by the U.S. Department of State. As a result of this attack, the State of Israel has commenced a military operation against Hamas which is supported by various nations including the United States.

The impact of the above actions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements. The Company’s ability to consummate an initial business combination, or the operations of a target business with which the Company ultimately consummates an initial business combination, may be materially and adversely affected by these military actions and related sanctions. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations, or ability to consummate an initial business combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Administrative Services Agreement

On October 12, 2022, we entered into an agreement with our Sponsor, pursuant to which we agreed to pay our Sponsor an amount of $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial business combination and the liquidation. We incurred $30,000 and $90,000 in such fees included as general and administrative expenses on the accompanying statement of operations for the three and nine months ended September 30, 2024 and 2023. The Company had unpaid fees of $90,000 as of September 30, 2024 and $30,000 as of December 31, 2023.

In addition, our Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. For the three months ended September 30, 2024, there were no expenses to be reimbursed.

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

On September 30, 2024, one of the underwriters in the Initial Public Offering, Citigroup Global Markets Inc., elected to waive its rights to receive its portion of the deferred underwriting commission. This portion accounted for approximately $5.2 million of the total deferred underwriting commission liability of $8.0 million.

On October 18, 2024, one of the underwriters in the Initial Public Offering, Guggenheim Securities, elected to waive its rights to receive its portion of the deferred underwriting commission amounting to $2.8 million. Therefore, as of October 18, 2024, the total amount of deferred underwriting commission of $8.0 million was waived.

Non-Redemption Agreements

On October 24, 2024, October 25, 2024, November 8, 2024, November 11, 2024 and November 12, 2024, in connection with the Company’s meeting to approve the Extension Amendment Proposal, the Company and the Company’s Sponsor, entered into non-redemption agreements with several unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 2,075,000 Class A ordinary shares, par value $0.0001 of the Company in connection with the Extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Class A ordinary shares of the Company, the Sponsor agreed to transfer or cause to be issued for no consideration an aggregate of 691,666 Founder Shares of the Company on the occurrence of an initial business combination.

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable solely in the event that the Company completes a Business Combination. As of September 30, 2024, and December 31, 2023, the Company had Deferred Legal Fees of approximately $1,320,000 and $1,054,000 in connection with such services, respectively. The Company will recognize an expense for these services when the performance trigger is considered probable.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted the provisions of this guidance with effect from January 1, 2023. The adoption did not have a material impact on the Company’s condensed financial statements.

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the amendments in ASU 2022-03 require certain additional disclosures related to investments in equity securities subject to contractual sale restrictions. The amendments in ASU 2022-03 will become effective for us as of the beginning of our 2025 fiscal year. Early adoption is permitted. As of September 30, 2024, we do not hold any investments in equity securities, therefore we do not currently expect that this guidance will have a material impact upon our financial position and results of operations.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic ASC 740) Income Taxes.” The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 will become effective for us as of the beginning of our 2026 fiscal year. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We do not expect that this guidance will have a material impact on our financial position and the results of operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2024.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making these assessments, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of September 30, 2024.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024, which is covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to laws and regulations, and interpretations and applications of such laws and regulations, enacted by national, regional, and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations, and interpretations and applications of such laws and regulations, may be difficult, time-consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, investments, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 26, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. In February 2021, the Sponsor transferred 40,000 Class B ordinary shares to each of the independent directors. On March 18, 2022, the Company effectuated a share capitalization with respect to its Class B ordinary shares of 1,916,667 shares thereof, resulting in the Company’s initial shareholders holding an aggregate of 7,666,667 Founder Shares. The Sponsor agreed to forfeit up to an aggregate of 1,000,000 Founder Shares to the extent that the option to purchase additional Units was not exercised in full by the underwriters or was reduced so that the Founder Shares would represent 25% of the Company’s issued and outstanding shares after the Initial Public Offering. The 120,000 Founder Shares held by the Company’s independent directors were not subject to forfeiture in the event the underwriters’ over-allotment was not exercised. On October 17, 2022, the underwriter consummated the exercise in full of the over-allotment; thus, these 1,000,000 Founder Shares are no longer subject to forfeiture. On January 25, 2024, the Sponsor and the independent directors of the Company each voluntarily elected to convert 7,546,666 and 120,000 of their Founder Shares, respectively, to Class A ordinary shares, in each case, on a one-for-one basis in accordance with the articles. After giving effect to the Founder Share Conversion, the number of Class B ordinary shares issued and outstanding consists of one Sponsor-held Class B ordinary share.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 13,350,000 Private Placement Warrants, including 1,050,000 additional Private Placement Warrants to cover over-allotments, at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $13.4 million, in a Private Placement to the Sponsor.

Use of Proceeds

In connection with the Initial Public Offering, the Company incurred offering costs of approximately $13.4 million (including deferred underwriting commissions of $8.1 million). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $235.8 million (or $10.25 per Unit sold in the Initial Public Offering) of the net proceeds from the Initial Public Offering and certain of the proceeds from the Private Placement of the Private Placement Warrants were placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.3

Second Amendment to the Amended and Restated Memorandum and Articles of Association. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2024).

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

10.3	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 22, 2024).

10.4	First Amendment to the Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2024).

10.5	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2024).

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

Date: November 14, 2024

SPRING VALLEY ACQUISITION CORP. II

	By:	/s/ Robert Kaplan
	Name:	Robert Kaplan
	Title:	Chief Financial Officer and Vice President of Business Development
(Principal Accounting Officer and Duly Authorized Officer)