Form 10-K
period 2024-12-31
Spring Valley Acquisition Corp. II
filed 2025-04-11
CIK 1843477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The registrant’s units began trading on the Nasdaq Capital Market (“Nasdaq”) on October 13, 2022 and the registrant’s ordinary shares began separate trading on the Nasdaq on October 28, 2022.   The aggregate market value of the registrant’s ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 28, 2024, computed by reference to the closing price of Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), of the registrant reported on the Nasdaq on such date, was approximately $24,613,330.5.

As of April 9, 2025, there were 9,880,095 Class A ordinary shares (consisting of 2,213,429 publicly-held Class A ordinary shares, 7,546,666 Converted Class A shares (as defined herein) held by Spring Valley Acquisition Sponsor II, LLC and 120,000 Converted Class A shares held by the registrant’s independent directors) and one Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“amended and restated memorandum and article of association” are to the amended and restated memorandum and articles of association of the company;
●	“Conversion Amendment” are to an amendment to the Company’s amended and restated memorandum and articles of Association to provide for the right of a holder of Class B ordinary shares, par value $0.0001 per share, to convert such shares into shares of the Company’s Class A common stock on a one-for-one basis prior to initial business combination;
●	“Class A ordinary share” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Converted Class A shares” are to our Class B ordinary shares, par value $0.0001 converted into Class A ordinary shares on one to one basis;
●	“Class B ordinary share” and “founder shares” are to our Class B ordinary shares, par value $0.0001 per share, initially issued to our Sponsor in a private placement prior to our Initial Public Offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“Companies Act” are to the Companies Act (as amended) of the Cayman Islands as the same may be amended from time to time;
●	“Extension Amendment” are to an amendment to the Company’s amended and restated memorandum and articles of Association to change the date by which the Company must consummate a business combination to October 17, 2025 or such earlier date as is determined by the Company’s board of directors (the “Board”), in its sole discretion, to be in the best interests of the Company;
●	“initial business combination” or “business combination” means a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“Initial Public Offering” means our initial public offering on October 17, 2022 of 23,000,000 units, which includes the full exercise by the underwriters of its over-allotment option in the amount of 3,000,000 units, at $10.00 per Unit, generating gross proceeds of $230,000,000;
●	“management” or our “management team” are to our executive officers and directors;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“private placement warrants” are to the warrants issued to our Sponsor in a private placement simultaneously with the closing of our Initial Public Offering and upon conversion of working capital loans, if any;
●	“public shares” are to our Class A ordinary shares sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market) and for the avoidance of doubt, do not include the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares;
●	“public shareholders” are to the holders of our public shares, including our Sponsor and management team to the extent our Sponsor and/or members of our management team purchase public shares, provided that our Sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“Redemption Limitation Amendment” are to an amendment to the Company’s amended and restated memorandum and articles of Association to remove the limitation that the company shall not redeem Class A ordinary shares included as part

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

v

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

Financial Position

As of December 31, 2024, we had $25,554,084 held in the trust account. With these funds available for a business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, unless applicable law, our corporate governing documents or applicable stock exchange rules require a different vote, in which case we will complete our initial business combination only if such requisite vote is received. In such case, our Sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, we would not need any of the 2,213,429 public shares issued and outstanding as of March 21, 2025 voted in favor of an initial business combination in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 36 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $2,000,000 initially held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $0.5 million of proceeds held outside the trust account (as of December 31, 2024 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2024 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

Our independent registered public accounting firm’s report contains an explanatory paragraph that states if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by October 17, 2025, then the Company will cease all operations except for the purpose of liquidating. Management’s plans to address this need for capital through the period prior to consummating the initial business combination are discussed Note 1 to the financial statements. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern.

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

Our Sponsor beneficially owns, on an as-converted basis, approximately 76.4% of our outstanding ordinary shares. Our Sponsor and members of our management team also may from time to time purchase ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, unless applicable law, our corporate governing documents or applicable stock exchange rules require a different vote, in which case we will complete our initial business combination only if such requisite vote is received. As a result, we would not need any public shares sold our Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. We expect that our Sponsor and members of our management team and their permitted transferees will own at least a majority of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our Sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

Of the net proceeds of our Initial Public Offering and the sale of the private placement warrants, as of December 31, 2024, approximately $0.5 million is available to us outside the trust account to fund our working capital requirements.

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

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), effective as of July 1, 2024. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

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

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the registration statement relating to its initial public offering or that does not consummate its initial business combination within 24 months after such date. We did not enter into a definitive business combination agreement within 18 months after the effective date of the registration statement relating to our Initial Public Offering, and did not consummate our initial business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. Furthermore, the Company has until October 17, 2025 to consummate an initial business combination, which is a total of up to 36 months from the consummation of the Company’s Initial Public Offering. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to consummate an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants and rights would expire worthless.

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

We may engage one or more of our underwriters or one of their respective affiliates from our Initial Public Offering to provide additional services to us, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters or their respective affiliates prior to the date that is 60 days from the date of our final prospectus for the Initial Public Offering, unless the Financial Industry Regulatory Authority (“FINRA”) determines that such payment would not be deemed underwriters’ compensation in connection with our Initial Public Offering. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

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

Our units, public shares, public warrants and public rights are listed on the Nasdaq. Although after giving effect to our Initial Public Offering, we met, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on the Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on the Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders).

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

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreements, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their public warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 300,000,000 Class A ordinary shares, par value $0.0001 per share, 30,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of December 31, 2024, there are 290,119,905 and 29,999,999 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding rights, warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. As of December 31, 2024, there are no preference shares issued and outstanding.

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

After giving effect to the redemptions by public shareholders in connection with the approval of the Extension Amendment (as defined herein), $25,135,029 from the net proceeds from our Initial Public Offering and the sale of the private placement warrants was immediately available to complete our business combination and pay related fees and non-reimbursed expenses.

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

Our Sponsor beneficially owns, on an as-converted basis, approximately 76.4% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our Sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report.

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

General Risks

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2024, the Company had approximately $0.5 million in cash held outside of the Trust Account and a working capital deficit of approximately $1.2 million. Based on the current operating plan, management believes that the Company may not have sufficient working capital to meet its working capital needs through the earlier of consummation of an initial Business Combination or mandatory liquidation date. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial business combination target or the performance or business prospects of a post-business combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial business combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs.  In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States).  In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial business combination targets, or lead to material adverse effects on a post-business combination company.  Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a business combination could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target's business, and it may be costly or impractical for us to terminate that business combination agreement.  These factors could affect our selection of a business combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial business combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial business combination.  If we complete an initial business combination with such a target, the post-business combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-business combination company to decline.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)Market Information

Our Units, Class A ordinary shares, Rights and warrants are each traded on Nasdaq under the symbol “SVIIU,” “SVII,” “SVIIR” and “SVIIW,” respectively. Our Units commenced public trading on October 13, 2022. Our Class A ordinary shares, Rights and warrants began separate trading on October 28, 2022.

(b)Holders

On March 21, 2025, there was one holder of record for our units, five holders of record for our Class A ordinary shares, one holder of record of our Class B ordinary shares, one holder of record of our Rights, one holder of record of our private placement warrants and one holder of record of our public warrants.

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

On January 10, 2024, the Company’s shareholders approved at the extraordinary general meeting of shareholders (the “First Meeting”), among other things, to amend the Company’s amended and restated memorandum and articles of association to extend the date by which we have to consummate an initial business combination from 15 months from the closing of the Initial Public Offering to 36 months from the closing of the Initial Public Offering. In connection with the vote to approve the proposals in the First Meeting, holders of 8,362,234 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.85 per share, for an aggregate redemption amount of approximately $90,726,470.51. As a result, approximately $158,813,164.69 remained in the Trust Account and 14,637,766 Class A ordinary shares remained outstanding.

On November 13, 2024, the Company’s shareholders approved at the extraordinary general meeting of shareholders (the “Second Meeting”) to amend the Company’s amended and restated memorandum and articles of association to extend the date by which we have to consummate an initial business combination from 15 months from the closing of the Initial Public Offering to 36 months from the closing of the Initial Public Offering. In connection with the vote to approve the proposals in the Second Meeting, holders of 12,424,337 Class A ordinary shares exercised their right to redeem their Class A ordinary shares for cash at a redemption price of approximately $11.43 per share, for an aggregate redemption amount of approximately $142,085,423. As a result, approximately $25,135,029 remained in the Trust Account and 9,880,095 Class A ordinary shares remained outstanding.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 7 of this Annual Report.

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

Special Note Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of December 31, 2024, we had not commenced any operations. All activity for the period from January 19, 2021 (inception) through December 31, 2024 relates to our formation and the initial public offering (the “Initial Public Offering”) described below and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial business combination. We will not generate any operating revenues until after the completion of its initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Initially, the Company had 15 months from the closing of the initial public offering or until January 17, 2024, to consummate an initial Business Combination. On January 11, 2024, the Company filed with the Registrar of Companies of the Cayman Islands an amendment to the Amended and Restated Memorandum and Articles of Association which change the date by which the Company must consummate a business combination to October 17, 2025 or such earlier date as is determined by the Board, in its sole discretion, to be in the best interests of the Company. On November 13, 2024, the Company held an extraordinary general meeting of shareholders in lieu of an annual general meeting at which their shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association to change the date by which the Company must consummate a business combination to October 17, 2025.

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

Recent Developments

On January 10, 2024, we held an Extraordinary General Meeting at which our shareholders approved: (a) an amendment to our Amended and Restated Memorandum and Articles of Association: (i) to change the date by which the Company must consummate a business combination to October 17, 2025 or such earlier date as is determined by the Board, in its sole discretion, to be in the best interests of the Company (the “Extension Amendment”); (ii) to remove the limitation that the company shall not redeem Class A ordinary shares included as part of the units sold in its initial public offering prior to the consummation of a business combination that would cause the Company’s net tangible assets to be less than $5,000,001 following such repurchases, (the “Redemption Limitation Amendment”); and (iii) to provide for the right of a holder of Class B ordinary shares, par value $0.0001 per share, to convert such shares into shares of the Company’s Class A ordinary shares on a one-for-one basis prior to initial business combination (the “Conversion Amendment”), and (b) the appointment of Richard Thompson and Sharon Youngblood as Class I directors to each serve on the Board for a three-year term expiring at the third succeeding annual general meeting after their appointment, or until their successors have been qualified and appointed.

Additionally in connection with the Extraordinary General Meeting on January 10, 2024, shareholders holding 8,362,234 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.85 per share, for an aggregate redemption amount of $90,726,471. In connection with the approval of the Conversion Amendment, on January 25, 2024, the Sponsor voluntarily elected to convert 7,546,666 of its Class B ordinary shares to Class A ordinary shares, and the independent directors of the Company voluntarily elected to convert an aggregate of 120,000 Class B ordinary shares to Class A ordinary shares, in each case, on a one-for-one basis in accordance with the articles (such conversions collectively, the “Founder Share Conversion,” and the Class A ordinary shares issued upon such conversion, the “Converted Class A Shares”). After giving effect to the Founder Share Conversion, one Sponsor-held Class B ordinary share remains issued and outstanding. Following such redemptions and the conversion of Class B ordinary shares, 22,304,432 Class A ordinary shares remained outstanding, including 14,637,766 publicly-held Class A ordinary shares, and $158,813,165 remained in the Trust Account. The Sponsor and the independent directors waived any right to receive funds from the Trust Account established by the Company in connection with its Initial Public Offering that was consummated on October 17, 2022, with respect to any Converted Class A shares, and no additional funds were deposited into the Trust Account in respect of any such shares. The Converted Class A shares will remain subject to the existing transfer restrictions on the Class B ordinary shares following such conversions.

On November 13, 2024, the Company held an Extraordinary General Meeting at which its shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association to change the date by which the Company must consummate a business combination to October 17, 2025. In connection with the Extraordinary General Meeting, the Company and the Sponsor entered into non-redemption agreements (each, a “Non-Redemption Agreement”) with unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,225,000 Class A ordinary shares in connection with the Extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Class A ordinary shares, the Sponsor agreed to transfer an aggregate of 408,333 Founder Shares, or cause to be issued for no consideration an aggregate of 408,333 Founder Shares and simultaneous forfeiture by the Sponsor of 408,333 Founder Shares in connection with the Company’s completion of an initial business combination. To date, the Company’s Sponsor has entered into Non-Redemption Agreements covering an aggregate of 2,075,000 Class A ordinary shares and the transfer or issuance of 691,666 Founder Shares. The impact of the non-redemption agreements was deemed to be immaterial as of December 31, 2024, as such no amounts have been recorded.

In connection with the vote to approve the proposals at the Extraordinary General Meeting on November 13, 2024, holders of 12,424,337 Class A ordinary shares exercised their right to redeem their Class A ordinary shares for cash at a redemption price of approximately $11.43 per share, for an aggregate redemption amount of approximately $142,085,423. As a result, approximately $25,135,029 remained in the Trust Account and 9,880,095 Class A ordinary shares remain outstanding.

In connection with the approval of the Extension Amendment, the Sponsor has issued an unsecured promissory note to the Company pursuant to which the Sponsor has agreed to make monthly deposits directly to the Company’s Trust Account of $150,000 per month (each deposit, is a “Contribution”). The maximum aggregate amount of all Contributions under the promissory note will not exceed $3,150,000. The Contributions were paid monthly (or a pro-rata portion thereof if less than a full month), beginning on January 11, 2024, and thereafter on the fifteenth day of each subsequent month (or if such fifteenth day is not a business day, on the business day immediately preceding such fifteenth day) until the earlier of (i) the consummation of a Business Combination, and (ii) the end of the Combination Period. The promissory note is non-interest bearing and is payable upon the consummation of the initial Business Combination and if the Business Combination is not consummated, the date of the termination, dissolution, or winding up of the Company as determined in the sole discretion of the Board. On October 2, 2024, the Board determined that in order to make the Company a more attractive partner to sponsors of special purpose acquisition companies seeking to take over the management and affairs of special purpose acquisition companies, following the Extraordinary General Meeting of shareholders held on November 13, 2024, the Sponsor and any successor to the obligations of the Sponsor were no longer required to make monthly deposits to the Trust Account of $0.02 for each outstanding Class A ordinary share, up to a maximum of $150,000 per month. The Company received a contribution of $1,500,000 from the Sponsor for the period from January 11, 2024, through December 31, 2024 under the promissory note.

Results of Operations

As of December 31, 2024, we had not commenced any operations. All activity for the period from January 19, 2021 (inception) through December 31, 2024, relates to our formation and the Initial Public Offering described below and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the year ended December 31, 2024, we had a net income of approximately $6.8 million, which consisted of approximately $7.7 million in income from investments held in the Trust Account and interest income on the operating account, offset by $842,565 in general and administrative expenses (of which $120,000 was for administrative expenses for related party).

For the year ended December 31, 2023, we had a net income of approximately $10.97 million, which consisted of approximately $11.85 million in income from investments held in the Trust Account and interest income from the operating account, offset by $820,457 in general and administrative expenses (of which $120,000 was for administrative expenses for the related party).

Going Concern Consideration

As of December 31,2024 , the Company had approximately $0.5 million in cash held outside of the Trust Account and a working capital deficit of approximately $1.2 million.

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

In addition, in order to finance the transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team, or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 4) as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants). As of December 31, 2024 and 2023, there was no Working Capital Loan outstanding.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Contractual Obligations

Administrative Services Agreement

On October 12, 2022, we entered into an agreement with our Sponsor, pursuant to which we agreed to pay our Sponsor an amount of $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial business combination and the liquidation. We incurred $120,000 in such fees included as general and administrative expenses on the accompanying statement of operations for the year ended December 31, 2024 and 2023. The Company had unpaid fees of $120,000 as of December 30, 2024 and $30,000 as of December 31, 2023.

In addition, our Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. For the year ended December 31, 2024, there were no expenses to be reimbursed.

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

Non-Redemption Agreements

On October 24, 2024, October 25, 2024, November 8, 2024, November 11, 2024 and November 12, 2024, in connection with the Company’s meeting to approve the Extension Amendment Proposal, the Company and the Company’s Sponsor, entered into non-redemption agreements with several unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 2,075,000 Class A ordinary shares, par value $0.0001 of the Company in connection with the Extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Class A ordinary shares of the Company, the Sponsor agreed to transfer or cause to be issued for no consideration an aggregate of 691,666 Founder Shares of the Company on the occurrence of an initial business combination. On October 24, 2024, October 25, 2024, November 8, 2024, November 11, 2024 and November 12, 2024, in connection with the Meeting, the Company and the Company’s Sponsor, entered into non-redemption agreements with several unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 2,075,000 Class A ordinary shares, par value $0.0001 of the Company in connection with the Extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Class A ordinary shares of the Company, the Sponsor agreed to transfer or cause to be issued for no consideration an aggregate of 691,666 Founder Shares of the

Company on the occurrence of an initial business combination. The impact of the non-redemption agreements was deemed to be immaterial as of December 31, 2024, as such no amounts have been recorded.

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable solely in the event that the Company completes a Business Combination. As of December 31, 2024 and 2023, the Company had Deferred Legal Fees of approximately $1,640,000 and $1,054,000 in connection with such services, respectively. The Company will recognize an expense for these services when the performance trigger is considered probable.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of these financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted the provisions of this guidance with effect from January 1, 2023. The adoption did not have a material impact on the Company’s financial statements.

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the amendments in ASU 2022-03 require certain additional disclosures related to investments in equity securities subject to contractual sale restrictions. The amendments in ASU 2022-03 will become effective for us as of the beginning of our 2025 fiscal year. Early adoption is permitted. As of December 31, 2024, we do not hold any investments in equity securities, therefore we do not currently expect that this guidance will have a material impact upon our financial position and results of operations.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making these assessments, management used the criteria set forth in Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2024.

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

ITEM 9B. OTHER INFORMATION.

Trading Arrangements

During the three and twelve months ended December 31, 2024 no director or officer of the Company adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) and (c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Name	Age	Position
Christopher Sorrells	56	Chief Executive Officer and Chairman
Robert Kaplan	51	Chief Financial Officer and Vice President of Business Development
David Buzby	64	Director
Richard Thompson	75	Director
David Levinson	52	Director
Kevin Pohler	33	Director
Sharon Youngblood	71	Director

Christopher Sorrells serves as our Chief Executive Officer and as Chairman of our board of directors. Mr. Sorrells served as the Chief Executive Officer and a director of Spring Valley Acquisition Corp. (“Spring Valley I”) from its inception in November 2020 until the closing of the NuScale merger in May 2022 at which time Mr. Sorrells began serving as a member of the board of directors of the post-closing company, NuScale Power Corporation, until May 2024. Mr. Sorrells also plans to devote a portion of his time sourcing sustainability-focused investments for Pearl’s private equity funds. Mr. Sorrells has been an investor, operator, advisor and board member in the Sustainability industry for over 20 years. Mr. Sorrells served as Lead Director and Chairman of the Compensation Committee for Renewable Energy Group, Inc. (Nasdaq: REGI) until the completion of its merger with Chevron Corporation for $3.1 billion in June 2022, having previously served as Vice Chairman of its board and led the $100 million financing in 2006 to create the company, ultimately witnessing revenues increase from approximately $85 million in 2008 to over $3.0 billion in 2021, via organic growth and an aggressive acquisition strategy. In addition, the stock price for REGI appreciated significantly following its initial public offering in January 2012 of $10 per share to the $61.50 acquisition price paid by Chevron. Previously, Mr. Sorrells served as a Managing Director and then as an Operating Partner of NGP ETP, an affiliate of Natural Gas Partners NGP, a leading energy private equity fund with $20 billion of assets under management, which he helped grow into one of the most successful Sustainability-focused private equity funds. Mr. Sorrells and/or his former firms including NGP ETP have invested in over 30 Sustainability platforms in a broad range of companies across the Sustainability industry, including Renewable Energy Group, Inc. (Nasdaq: REGI), Power-One, Inc. (formerly Nasdaq: PWER), Caminus Corporation (formerly Nasdaq: CAMZ), Waste Resource Management, Inc., TPI Composites, Inc. (Nasdaq: TPIC) and others. In addition to leading investments, Mr. Sorrells has held a number of board positions for numerous public and private firms, including ENGlobal Corporation (Nasdaq: ENG), groSolar (which was later sold to EDF Renewables Inc.), Community Energy (which was later sold to AES Corporation), GSE Systems, Inc. (Nasdaq: GVP) and Living Earth (which was later sold to Bain Capital Double Impact). As an operator, Mr. Sorrells has held a variety of senior executive leadership roles at Sustainability-focused companies including serving as Chief Operating Officer and Director of GSE Systems, Inc. Mr. Sorrells started his career in the energy, power and Sustainability industries as an investment banker at Salomon Smith Barney in 1996 and later at Banc of America Securities LLC where he created one of the first Sustainability-focused investment banking teams in 2000. Mr. Sorrells received his Master of Accounting from University of Southern California, an M.B.A. from The College of William and Mary and a B.A. from Washington and Lee University. We believe Mr. Sorrells’ significant experience in the Sustainability industry in both private and public companies makes him well-qualified to serve as a member of our board of directors.

Robert Kaplan serves as our Chief Financial Officer and Vice President of Business Development. Mr. Kaplan served as the Vice President of Business Development of Spring Valley I from its inception in November 2020 until the closing of the NuScale merger in May 2022. Mr. Kaplan has over 20 years of investment banking experience in the Sustainability industry. Mr. Kaplan has been involved in over 60 transactions totaling approximately $6 billion in transaction value. Mr. Kaplan was most recently Managing Director of Clean Technologies / Renewables at Stifel. In this role, Mr. Kaplan was responsible for the firm’s capital markets and advisory services in various sustainability subsectors, including, clean energy, biofuels, energy storage, energy efficiency, mobility and environmental technologies. He joined Stifel in 2010 in connection with Stifel’s acquisition of TWP in 2010. Mr. Kaplan joined TWP in 2007 as a Vice President in the Technology investment banking group with a focus on sustainable technologies. Prior to joining TWP, Mr. Kaplan started his investment banking career at First Albany where he was a founding member of one of the first Sustainability-focused banking franchise on Wall Street. During his tenure at First Albany, he completed many of the industry’s first public offerings in various sustainability subsectors, such as solar, alternative fuels, mobility, fuel cells and the smart grid. Mr. Kaplan served on the board of directors of TWO NIL, LLC until September 2022. Mr. Kaplan received a B.S. in Finance from Lehigh University and an M.B.A. from the NYU Stern School of Business.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Christopher Sorrells	NuScale Power Corporation	Energy	Director
	ENGlobal Corporation	Engineering Services	Director, Committee Member
Robert Kaplan	Arkay Management, Inc.	Management /Consulting	Founder

David Buzby	Wondrwall Holdco Limited	Energy	Director
	Stem, Inc.	Energy	Director
Richard Thompson	Sumeru Equity Partners	Private Equity	Strategic Advisor
David Levinson	Pearl Energy Investment Management, LLC(1)	Private Equity	Managing Director and Chief Operating Officer
Kevin Pohler	Pearl Energy Investment Management, LLC(1)	Private Equity	Vice President
Sharon Youngblood	The World Wildlife Fund	Conservation	Director
(1)	Includes certain of its funds and other affiliates.

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

Insider Trading Policy

On March 27, 2025, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable stock exchange listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

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

Clawback Policy

On March 27, 2024, our board of directors adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any of the Company’s current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act and Nasdaq rules) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the board (collectively, the “Covered Executives”). The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. Refer to Exhibit 97.1 of this Annual Report for the Company’s Clawback Policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 9, 2025, and as adjusted to reflect the sale of our Class A ordinary shares included in the units offered by this Report, and assuming no purchase of units in the Initial Public Offering, by:

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

In the table below, percentage ownership is based on 9,880,095 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and one Class B ordinary shares outstanding as of March 21, 2025. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Number of Shares	Approximate Percentage of Issued
Name and Address of Beneficial Owner(1)	Beneficially Owned	and Outstanding Ordinary Shares
Five percent holders:
Spring Valley Acquisition Sponsor II, LLC (our Sponsor)(2)	7,546,667	76.4%
Millennium Management LLC(3)	1,042,000	10.5%
The Goldman Sachs Group, Inc.(4)	722,419	7.3%
Directors and Officers:
Christopher Sorrells	—	—
Robert Kaplan	—	—
David Buzby	40,000	*
Richard Thompson	40,000	*
Sharon Youngblood	40,000	*
David Levinson	—	—
Kevin Pohler	—	—
All officers and directors as a group (7 people)	120,000	*
(1)	Unless otherwise noted, the business address of each of our shareholders is 2100 McKinney Ave, Suite 1675, Dallas, TX 75201.
(2)	Includes 7,546,666 Class A ordinary shares and one Class B ordinary share. The shares reported above are held in the name of our Sponsor. Our Sponsor is controlled by Pearl Energy Investment II, L.P., which is controlled by Mr. Quinn.
(3)	Based on a Schedule 13G/A filed on January 24, 2023, by Millennium Management LLC, a Delaware limited liability company; Millennium Group Management LLC, a Delaware limited liability company; and Israel A. Englander, a United States citizen. The securities disclosed herein as potentially beneficially owned by Millennium Management LLC, Millennium Group Management LLC and Mr. Englander are held by entities subject to voting control and investment discretion by Millennium Management LLC and/or other investment managers that may be controlled by Millennium Group Management LLC (the managing member of Millennium Management LLC) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group Management LLC). The foregoing should not be construed in and of itself as an admission by Millennium Management LLC, Millennium Group Management LLC or Mr. Englander as to beneficial ownership of the securities held by such entities. The address of principal business office of each of the reporting persons is 399 Park Avenue, New York, New York 10022.
(4)	Based on a Schedule 13G/A filed on February 13, 2024, by the Goldman Sachs Group, Inc., a Delaware corporation and Goldman Sachs & Co. LLC, a New York limited liability company. The address of principal business office of each of the reporting persons is 200 West Street, New York, NY 10282.

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

Trust Account Contribution

In connection with the approval of the Extension Amendment, the Sponsor has issued an unsecured promissory note to the Company pursuant to which the Sponsor has agreed to make monthly deposits directly to the Company’s Trust Account of $150,000 per month. The maximum aggregate amount of all Contributions under the promissory note will not exceed $3,150,000. The Contributions are paid monthly (or a pro-rata portion thereof if less than a full month), beginning on January 11, 2024, and thereafter on the fifteenth day of each subsequent month (or if such fifteenth day is not a business day, on the business day immediately preceding such fifteenth day) until the earlier of (i) the consummation of a Business Combination, and (ii) the end of the Combination Period. The promissory note is non-interest bearing and is payable upon the consummation of the initial Business Combination and if the Business Combination is not consummated, the date of the termination, dissolution, or winding up of the Company as determined in the sole discretion of the Board. On October 2, 2024, the Board determined that in order to make the Company a more attractive partner to sponsors of special purpose acquisition companies seeking to take over the management and affairs of special purpose acquisition companies, following the Extraordinary General Meeting of shareholders held on November 13, 2024, the Sponsor and any successor to the obligations of the Sponsor are no longer be required to make monthly deposits to the Trust Account of $0.02 for each outstanding Class A ordinary share, up to a maximum of $150,000 per month. The Company received a contribution of $1,500,000 from the Sponsor for the period from January 11, 2024, through December 31,2024 under the promissory note.

Non-Redemption Agreements

In connection with the extraordinary general meeting of shareholders of the Company dated November 13, 2024 (the “Meeting”), the Company and the Sponsor entered into non-redemption agreements (each, a “Non-Redemption Agreement”) with unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,225,000 Class A ordinary shares in connection with the Extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Class A ordinary shares, the Sponsor agreed to transfer an aggregate of 408,333 founder shares, or cause to be issued for no consideration an aggregate of 408,333 founder shares and simultaneous forfeiture by the Sponsor of 408,333 founder shares in connection with the Company’s completion of an initial business combination. The Company’s Sponsor has entered into Non-Redemption Agreements covering an aggregate of 2,075,000 Class A ordinary shares and the transfer or issuance of 691,666 Founder Shares. The impact of the non-redemption agreements was deemed to be immaterial as of December 31, 2024, as such no amounts have been recorded.

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

Audit Fees. For the year ended December 31, 2024, fees for our independent registered public accounting firm were approximately $71,500 for the services Withum performed in connection with the audit of our financial statements for the year ended December 31, 2024. During the period from January 19, 2021 (inception) through December 31, 2023, fees for our independent registered public accounting firm were approximately $100,880 for the services Withum performed in connection with our Initial Public Offering and the audit of our financial statements for the year ended December 31, 2023, included in this Report.

Audit-Related Fees. As of December 31, 2024 and for the period from January 19, 2021 (inception) through December 31, 2023, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

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

3.3

Second Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8 - K, filed with the SEC on November 14, 2024).

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

4.4	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form S-1 (File No. 333-253156), filed with the SEC on September 26, 2022).

4.5	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form S-1 (File No. 333-253156), filed with the SEC on September 26, 2022).

4.6	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Form S-1 (File No. 333-253156), filed with the SEC on September 26, 2022).

4.7	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10 - K, filed with the SEC on March 29, 2024).

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

10.10	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 22, 2024).

10.11	First Amendment to the Non-Redemption Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2024).

10.12	Amended Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2024).

19*	Insider Trading Policy

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Spring Valley Acquisition Corp. II Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024)

101.INS*	XBRL Instance Document.

Exhibit Number	Description
101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10–K SUMMARY.

None.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in Dallas, Texas on the 11th day of April 2025.

SPRING VALLEY ACQUISITION CORP. II

/s/ Christopher Sorrells
Name:	Christopher Sorrells
Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Christopher Sorrells	Chief Executive Officer and Chairman (Principal Executive Officer)	April 11, 2025
Christopher Sorrells

/s/ Robert Kaplan	Chief Financial Officer and Vice President of Business Development	April 11, 2025
Robert Kaplan	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Buzby	Director	April 11, 2025
David Buzby

/s/ Richard Thompson	Director	April 11, 2025
Richard Thompson

/s/ Sharon Youngblood	Director	April 11, 2025
Sharon Youngblood

/s/ David Levinson	Director	April 11, 2025
David Levinson

/s/ Kevin Pohler	Director	April 11, 2025
Kevin Pohler

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Spring Valley Acquisition Corp. II:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spring Valley Acquisition Corp. II (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by October 17, 2025, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

April 11, 2025

PCAOB ID Number 100

SPRING VALLEY ACQUISITION CORP. II

BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets:
Current assets:
Cash	$495,352	$1,240,671
Prepaid expenses	61,361	80,895
Total current assets	556,713	1,321,566
Non-current assets:
Investments held in Trust Account	25,554,084	249,254,022
Total non-current assets	25,554,084	249,254,022
Total Assets	$26,110,797	$250,575,588

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$88,768	$82,462
Accrued expenses	120,000	91,600
Extension promissory notes - related party	1,500,000	—
Total current liabilities	1,708,768	174,062
Deferred underwriting commissions	—	8,050,000
Total Liabilities	1,708,768	8,224,062

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 2,213,429 and 23,000,000 shares subject to possible redemption at $11.55 and $10.84 per share as of December 31, 2024 and 2023, respectively	25,554,084	249,254,022

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 7,666,666 and zero non-redeemable shares issued and outstanding as of December 31, 2024 and 2023, respectively	767	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 1 and 7,666,667 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	767
Additional paid-in capital	—	—
Accumulated deficit	(1,152,822)	(6,903,263)
Total shareholders’ deficit	(1,152,055)	(6,902,496)
Total Liabilities and Shareholders’ Deficit	$26,110,797	$250,575,588

The accompanying notes are an integral part of these financial statements.

SPRING VALLEY ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31,	December 31,
	2024	2023
General and administrative expenses	$842,565	$875,462
Loss from operations	(842,565)	(875,462)

Other income:
Interest income on operating account	43,004	30,897
Income from investments held in Trust Account	7,611,956	11,815,666
Total other income	7,654,960	11,846,563

Net income	$6,812,395	$10,971,101

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	13,236,821	23,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.33	$0.36
Basic and diluted weighted average shares outstanding, non-redeemable Class A Ordinary Shares	7,142,987	—
Basic and diluted net income per share, non-redeemable Class A Ordinary Shares	$0.33	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares	523,680	7,666,667
Basic and diluted net income per share, Class B ordinary shares	$0.33	$0.36

The accompanying notes are an integral part of these financial statements.

SPRING VALLEY ACQUISITION CORP. II

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR END DECEMBER 31, 2024 AND 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	—	$—	7,666,667	$767	$—	$(6,903,263)	$(6,902,496)
Conversion of Class B ordinary shares to Class A ordinary shares not subject to possible redemption	7,666,666	767	(7,666,666)	(767)	—	—	—
Deferred underwriting commission waiver	—	—	—	—	—	8,050,000	8,050,000
Accretion of Class A ordinary shares to redemption amount subject to possible redemption	—	—	—	—	—	(9,111,954)	(9,111,954)
Net income	—	—	—	—	—	6,812,395	6,812,395
Balance - December 31, 2024	7,666,666	$767	1	$—	$—	$(1,152,822)	$(1,152,055)

			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	7,666,667	$767	$—	$(6,058,698)	$(6,057,931)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(11,815,666)	(11,815,666)
Net income	—	—	—	10,971,101	10,971,101
Balance - December 31, 2023	7,666,667	$767	$—	$(6,903,263)	$(6,902,496)

The accompanying notes are an integral part of these financial statements.

SPRING VALLEY ACQUISITION CORP. II

STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities:
Net income	$6,812,395	$10,971,101
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(7,611,956)	(11,815,666)
Changes in operating assets and liabilities:
Prepaid expenses	19,534	319,625
Accounts payable	6,306	43,497
Accrued expenses	28,402	(9,612)
Net cash used in operating activities	(745,319)	(491,055)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(1,500,000)	—
Cash withdrawn from trust account for redemption of Class A ordinary shares	232,811,894	—
Net cash provided by investing activities	231,311,894	—

Cash Flows from Financing Activities:
Proceeds from promissory note to related party-extension	1,500,000	—
Redemption of Class A ordinary shares	(232,811,894)	—
Net cash used in financing activities	(231,311,894)	—

Net change in cash	(745,319)	(491,055)

Cash - beginning of the year	1,240,671	1,731,726
Cash - end of the year	$495,352	$1,240,671

The accompanying notes are an integral part of these financial statements.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

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

As of December 31, 2024, the Company had not commenced any operations. All activities for the period from January 19, 2021 (inception) through December 31, 2024, relate to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, since the closing of the Initial Public Offering, the search for and efforts towards completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating interest income on investments held in the Trust Account (as defined below).

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

The Company will provide the holders of the Company’s issued and outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro-rata portion of the amount then held in the Trust Account ($10.25 per Public Share initially, $11.55 per Public Share as of December 31, 2024). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

Initially, the Company had 15 months from the closing of the initial public offering or until January 17, 2024, to consummate an initial Business Combination. However, on January 11, 2024, the Company filed with the Registrar of Companies of the Cayman Islands an amendment to the Amended and Restated Memorandum and Articles of Association to: (i) to change the date by which the Company must consummate a Business Combination to October 17, 2025 or such earlier date as is determined by the Company’s board of directors (the “Board”), in its sole discretion, to be in the best interests of the Company; (ii) to remove the limitation that the company shall not redeem Class A ordinary shares included as part of the units sold in its Initial Public Offering prior to the consummation of a Business Combination that would cause the Company’s net tangible assets to be less than $5,000,001 following such repurchases, (the “Redemption Limitation Amendment”); and (iii) to provide for the right of a holder of Class B ordinary shares, par value $0.0001 per share, to convert such shares into shares of the Company’s Class A ordinary shares on a one-for-one basis prior to initial Business Combination (the “Conversion Amendment” and, together with the Extension Amendment and the Redemption Limitation, the “Charter Amendments”). On November 13, 2024, the Company filed with the Registrar of Companies of the Cayman Islands an amendment to the Amended and Restated Memorandum and Articles of Association to change the date by which the Company must consummate a Business Combination to October 17, 2025 or such earlier date as is determined by the Board, in its sole discretion, to be in the best interests of the Company.

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

On January 10, 2024, the Company held an extraordinary general meeting of shareholders in lieu of an annual general meeting (the “Shareholder Meeting”) at which their shareholders approved: (a) an amendment to our Amended and Restated Memorandum and Articles of Association: (i) to change the date by which the Company must consummate a business combination to October 17, 2025, or such earlier date as is determined by the Board, in its sole discretion, to be in the best interests of the Company (the “Extension Amendment”); (ii) to remove the limitation that the company shall not redeem Class A ordinary shares included as part of the units sold in its initial public offering prior to the consummation of a business combination that would cause the Company’s net tangible assets to be less than $5,000,001 following such repurchases, (the “Redemption Limitation Amendment”); and (iii) to provide for the right of a holder of Class B ordinary shares, par value $0.0001 per share, to convert such shares into shares of the Company’s Class A ordinary shares on a one-for-one basis prior to initial business combination (the “Conversion Amendment”), and (b) the appointment of Richard Thompson and Sharon Youngblood as Class I directors to each serve on the Board for a three-year term expiring at the third succeeding annual general meeting after their appointment, or until their successors have been qualified and appointed.

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

In connection with the approval of the Extension Amendment, the Sponsor issued an unsecured promissory note to the Company pursuant to which the Sponsor has agreed to make monthly deposits directly to the Company’s Trust Account of $150,000 per month (each deposit is a “Contribution”). The maximum aggregate amount of all Contributions under the promissory note will not exceed $3,150,000. The Contributions are paid monthly (or a pro-rata portion thereof if less than a full month), beginning on January 11, 2024, and thereafter on the fifteenth day of each subsequent month (or if such fifteenth day is not a business day, on the business day immediately preceding such fifteenth day) until the earlier of (i) the consummation of a Business Combination, and (ii) the end of the Combination Period. The promissory note is non-interest bearing and is payable upon the consummation of the initial Business Combination and if the Business Combination is not consummated, the date of the termination, dissolution, or winding up of the Company as determined in the sole discretion of the Board. On October 2, 2024, the Board determined that in order to make the Company a more attractive partner to sponsors of special purpose acquisition companies seeking to take over the management and affairs of special

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

purpose acquisition companies, following the extraordinary general meeting of shareholders held on November 13, 2024, the Sponsor and any successor to the obligations of the Sponsor are no longer be required to make monthly deposits to the Trust Account of $0.02 for each outstanding Class A ordinary share, up to a maximum of $150,000 per month. The Company received an aggregate amount of Contributions from the Sponsor totaling $1,500,000 for the period from January 11, 2024, through December 31,2024, under the promissory note.

On November 13, 2024, the Company held an extraordinary general meeting of shareholders in lieu of an annual general meeting at which their shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association to change the date by which the Company must consummate a business combination to October 17, 2025.

In connection with the vote to approve the Amendment at the extraordinary general meeting held on November 13, 2024, holders of 12,424,337 Class A ordinary shares exercised their right to redeem their Class A ordinary shares for cash at a redemption price of approximately $11.43 per share, for an aggregate redemption amount of approximately $142,085,423. As a result, approximately $25,135,029 remains in the Trust Account and 9,880,095 Class A ordinary shares remain outstanding.

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

Going Concern Consideration

As of December 31, 2024, the Company had approximately $0.5 million in cash held outside of the Trust Account and a working capital deficit of approximately $1.2 million after considering the extension promissory note of $1.5 million.

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

In addition, in order to finance the transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team, or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 4) as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants). As of December 31, 2024 and 2023, there was no Working Capital Loan outstanding.

Based on the current operating plan, management believes that the Company will not have sufficient working capital to meet its working capital needs through the earlier of consummation of an initial Business Combination or mandatory liquidation date.

Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to complete the initial Business

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

Combination prior to the mandatory liquidation date and expects to receive financing from the Sponsor or the affiliates of the Sponsor to meet its obligations through the time of liquidation or the completion of the initial Business Combination. There is no financing that is currently committed and no assurance that the Company’s plans to consummate the initial Business Combination will be successful within the Combination Period (by October 17, 2025). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

AS OF DECEMBER 31, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2024 and 2023.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of mutual funds invested primarily invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. In contrast, when the investments held in Trust Account are comprised of money market funds, these are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2024 and 2023, the assets held in the Trust Account were in mutual funds.

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

AS OF DECEMBER 31, 2024

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

As discussed in Note 1, the Company held the Shareholder Meeting to, among other things, extend the time the Company has to complete a business combination from January 17, 2024, to October 17, 2024. In connection with the Shareholder Meeting, the Company’s shareholders holding 8,362,234 Class A ordinary shares exercised their right to redeem such shares for a pro-rata portion of the funds in the Trust Account, and as a result, $90,726,471 (approximately $10.85 per share) was redeemed from the Trust Account to pay such holders. Following the redemptions, the Company had 14,637,766 Class A ordinary shares (subject to possible redemption) outstanding.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

Additionally, on November 13, 2024, the Company held an extraordinary general meeting of shareholders in lieu of an annual general meeting at which their shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association to change the date by which the Company must consummate a business combination from October 17, 2024 to October 17, 2025.

In connection with the vote to approve the Amendment at the extraordinary general meeting held on November 13, 2024, holders of 12,424,337 Class A ordinary shares exercised their right to redeem their Class A ordinary shares for cash at a redemption price of approximately $11.43 per share, for an aggregate redemption amount of approximately $142,085,423. As a result, approximately $25,135,029 remains in the Trust Account and 9,880,095 Class A ordinary shares remain outstanding.

As described in Note 1, the Sponsor issued an unsecured promissory note to the Company pursuant to which the Sponsor has agreed to make monthly deposits directly to the Company’s Trust Account of $150,000 per month. The maximum aggregate amount under the promissory note (“note”) will not exceed $3,150,000. As of December 31, 2024, $1,500,000 has been borrowed against the note and deposited into the trust account. The contributions received are reflected as accretion to redemption value in the table below.

As of December 31, 2024, the amounts of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption - December 31, 2022	$237,438,356
Plus:
Adjustment for accretion of Class A ordinary shares subject to possible redemption	11,815,666
Class A ordinary shares subject to possible redemption - December 31, 2023	249,254,022
Less:
Redemption	(232,811,894)
Plus:
Waiver of deferred underwriting fees	8,050,000
Adjustment for accretion of Class A ordinary shares subject to possible redemption	(438,044)
Adjustment for Contributions under promissory note	1,500,000
Class A ordinary shares subject to possible redemption - December 31, 2024	$25,554,084

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the year ended December 31,
	2024			2023
	Class A	Class A		Class A
	(subject to	(not subject to		(subject to
	redemption)	redemption)	Class B	redemption)	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$4,313,847	$2,327,882	$170,666	$8,228,326	$2,742,775

Denominator:
Basic and diluted weighted average ordinary shares outstanding	13,236,821	7,142,987	523,680	23,000,000	7,666,667
Basic and diluted net income per ordinary share	$0.33	$0.33	$0.33	$0.36	$0.36

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2024 and 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company has not been subject to income tax examinations by major taxing authorities since its inception.

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

Prior to the adoption of this ASU, an acquirer generally recognized assets acquired, and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. The ASU results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance on January 1, 2023, using a prospective method, and the adoption did not have any impact on the financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted the provisions of this guidance with effect from January 1, 2023. The adoption did not have a material impact on the Company’s financial statements.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the amendments in ASU 2022-03 require certain additional disclosures related to investments in equity securities subject to contractual sale restrictions. The amendments in ASU 2022-03 will become effective for the Company as of the beginning of the Company’s 2025 fiscal year. Early adoption is permitted. As of December 31, 2024, the Company does not hold any investments in equity securities, therefore the Company does not currently expect that this guidance will have a material impact upon the Company’s financial position and results of operations.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable.

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

AS OF DECEMBER 31, 2024

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

As of December 31, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post - Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2024 and 2023, no amounts have been drawn on the Working Capital Loans.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

The promissory note is non-interest bearing and is payable upon the consummation of the initial Business Combination and if the Business Combination is not consummated, the date of the termination, dissolution, or winding up of the Company as determined in the sole discretion of the Company’s board of directors. On October 2, 2024, the Board determined that in order to make the Company a more attractive partner to sponsors of special purpose acquisition companies seeking to take over the management and affairs of special purpose acquisition companies, following the extraordinary general meeting of shareholders held on November 13, 2024, the Sponsor and any successor to the obligations of the Sponsor are no longer be required to make monthly deposits to the Trust Account of $0.02 for each outstanding Class A ordinary share, up to a maximum of $150,000 per month. As of December 31,2024, $1,500,000 has been borrowed against the promissory note and deposited in the Trust Account.

Administrative Services Agreement

On October 12, 2022, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor an amount of $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation. The Company incurred $30,000 and $90,000 in such fees included as general and administrative expenses on the accompanying statement of operations for year ended December 31, 2024, and 2023. The Company had unpaid fees of $120,000 as of December 31, 2024, and $30,000 as of December 31, 2023.

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the year ended December 31, 2024, and 2023, there were no expenses to be reimbursed.

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

On December 31, 2024, one of the underwriters in the Initial Public Offering, Citigroup Global Markets Inc., elected to waive its rights to receive its portion of the deferred underwriting commission. This portion accounted for approximately $5.2 million of the total deferred underwriting commission liability of $8.0 million.

On October 18, 2024, one of the underwriters in the Initial Public Offering, Guggenheim Securities, elected to waive its rights to receive its portion of the deferred underwriting commission amounting to $2.8 million. Therefore, as of October 18, 2024, the total amount of deferred underwriting commission of $8.0 million was waived.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable solely in the event that the Company completes a Business Combination. As of ended December 31, 2024, and 2023, the Company had Deferred Legal Fees of approximately $1,640,000 and $1,054,000 in connection with such services, respectively. The Company will recognize an expense for these services when the performance trigger is considered probable.

Non-Redemption Agreements

On October 24, 2024, October 25, 2024, November 8, 2024, November 11, 2024 and November 12, 2024, in connection with the Meeting, the Company and the Company’s Sponsor, entered into non-redemption agreements with several unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 2,075,000 Class A ordinary shares, par value $0.0001 of the Company in connection with the Extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Class A ordinary shares of the Company, the Sponsor agreed to transfer or cause to be issued for no consideration an aggregate of 691,666 Founder Shares of the Company on the occurrence of an initial business combination. The impact of the non-redemption agreements was deemed to be immaterial as of December 31, 2024, as such no amounts have been recorded.

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of ended December 31, 2024, and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were 2,213,429 and 23,000,000 shares of Class A ordinary shares subject to possible redemption issued and outstanding, respectively, and were classified outside of permanent deficit on the balance sheets.

On January 25, 2024, the Company issued an aggregate of 7,666,666 shares of Class A ordinary shares, upon conversion of an equal number of shares of Class B ordinary shares. The 7,666,666 shares of Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B ordinary shares before the conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering. After giving effect to the Founder Share Conversion, prior to the redemptions in connection with Amendment, the total number of shares of Class A ordinary shares that are issued and outstanding consists of 9,880,095 Class A ordinary shares (consisting of 2,213,429 publicly-held Class A ordinary shares, 7,546,666 Converted Class A shares held by Spring Valley Acquisition Sponsor II, LLC, and 120,000 Converted Class A shares not subject to redemption held by the registrant’s independent directors).

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

As of ended December 31, 2024, and 2023, there were 1 and 7,666,667 Class B ordinary shares issued and outstanding, respectively.

Rights — As of ended December 31, 2024, and 2023, there were 2,300,000 Rights outstanding. Each holder of a whole Right will receive one-tenth of one Class A ordinary share upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert his, her, or its Rights in order to receive the one share underlying each Right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights, and the Rights will expire worthless. No fractional shares will be issued upon conversion of any Rights.

Warrants — As of ended December 31, 2024, and 2023, the Company had 11,500,000 Public Warrants and 13,350,000 Private Placement Warrants outstanding, respectively. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the public warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon the Company’s redemption or liquidation.

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

AS OF DECEMBER 31, 2024

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

Note 7 — Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of ended December 31, 2024, and 2023, by level within the fair value hierarchy:

December 31, 2024

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Investments held in Trust Account - U.S. Treasury Securities	$25,554,084	$—	$—

December 31, 2023

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Investments held in Trust Account - U.S. Treasury Securities	$249,254,022	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There was no transfer between levels during the year ended December 31, 2024 and 2023.

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	December 31,	December 31,
	2024	2023
Trust Account	$25,554,084	$249,254,022
Cash	$495,352	$1,240,671

SPRING VALLEY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2024	2023
General and administrative expenses	$842,565	$875,462
Income from investments held in Trust Account	$7,611,956	$11,815,666

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the statement of operations and described within their respective disclosures.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.