Form 10-Q
period 2025-03-31
Spring Valley Acquisition Corp. II
filed 2025-05-15
CIK 1843477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, there were 9,880,095 Class A ordinary shares (consisting of 2,213,429 publicly-held Class A ordinary shares, 7,546,666 Converted Class A shares (as defined herein) held by Spring Valley Acquisition Sponsor II, LLC, and 120,000 Converted Class A shares not subject to redemption held by the registrant’s independent directors) and one Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

SPRING VALLEY ACQUISITION CORP. II

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SPRING VALLEY ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
Assets:
Current assets:
Cash	$261,747	$495,352
Prepaid expenses	93,195	61,361
Total current assets	354,942	556,713
Non-current assets:
Cash and investments held in Trust Account	25,821,677	25,554,084
Total non-current assets	25,821,677	25,554,084
Total Assets	$26,176,619	$26,110,797

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$55,059	$88,768
Accrued expenses	120,000	120,000
Extension promissory notes - related party	1,500,000	1,500,000
Total current liabilities	1,675,059	1,708,768
Non-redemption agreements derivative liability	575,831	—
Total Liabilities	2,250,890	1,708,768

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 2,213,429 and 2,213,429 shares subject to possible redemption at $11.67 and $11.55 per share as of March 31, 2025 and December 31,2024, respectively	25,821,677	25,554,084

Shareholders’ Deficit:
Preference shares, $0.0001 par value 1,000,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31,2024, respectively	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 7,666,666 non-redeemable shares issued and outstanding as of March 31, 2025 and December 31, 2024	767	767
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 1 share issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	—	—
Accumulated deficit	(1,896,715)	(1,152,822)
Total shareholders’ deficit	(1,895,948)	(1,152,055)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$26,176,619	$26,110,797

The accompanying notes are an integral part of the unaudited condensed financial statements

SPRING VALLEY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2025	2024

General and administrative expenses	$172,492	$250,293
Loss from operations	(172,492)	(250,293)

Other income (expense):
Interest income on operating account	4,430	14,472
Income from investments held in the Trust Account	267,593	2,214,919
Change in fair value of derivative liability	(575,831)	—
Total other (expense) income	(303,808)	2,229,391

Net (loss) income	$(476,300)	$1,979,098

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	2,213,429	15,556,693
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.05)	$0.09
Basic and diluted weighted average shares outstanding, non-redeemable Class A Ordinary Shares	7,666,666	5,560,439
Basic and diluted net (loss) income per share, non-redeemable Class A Ordinary Shares	$(0.05)	$0.09
Basic and diluted weighted average shares outstanding, Class B ordinary share	1	2,106,228
Basic and diluted net income per share, Class B ordinary shares	$(0.05)	$0.09

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	7,666,666	$767	1	$—	$—	$(1,152,822)	$(1,152,055)
Accretion of Class A ordinary shares to redemption amount subject to possible redemption	—	—	—	—	—	(267,593)	(267,593)
Net loss	—	—	—	—	—	(476,300)	(476,300)
Balance - March 31, 2025 (unaudited)	7,666,666	$767	1	$—	$—	$(1,896,715)	$(1,895,948)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	—	$—	7,666,667	$767	$—	$(6,903,263)	$(6,902,496)
Accretion of Class A ordinary shares to redemption amount subject to possible redemption	—	—	—	—	—	(2,664,919)	(2,664,919)
Conversion of Class B ordinary shares to Class A ordinary shares not subject to possible redemption	7,666,666	767	(7,666,666)	(767)	—	—	—
Net income	—	—	—	—	—	1,979,098	1,979,098
Balance - March 31, 2024 (unaudited)	7,666,666	$767	1	$—	$—	$(7,589,084)	$(7,588,317)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(476,300)	$1,979,098
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in the Trust Account	(267,593)	(2,214,919)
Change in fair value of derivative liability	575,831	—
Changes in operating assets and liabilities:
Prepaid expenses	(31,834)	18,946
Accounts payable	(33,709)	(80,432)
Accrued expenses	—	(3,600)
Net cash used in operating activities	(233,605)	(300,907)

Cash Flows from Investing Activities:
Cash deposited in the trust account for the extension	—	(450,000)
Cash withdrawn from trust account for redemption of Class A ordinary shares	—	90,726,471
Net cash provided by investing activities	—	90,276,471

Cash Flows from Financing Activities:
Proceeds from promissory note to related party-extension	—	450,000
Redemption of Class A ordinary shares	—	(90,726,471)
Net cash used in financing activities	—	(90,276,471)

Net change in cash	(233,605)	(300,907)
Cash - beginning of the period	495,352	1,240,671
Cash - end of the period	$261,747	$939,764

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activities for the period from January 19, 2021 (inception) through March 31, 2025, relate to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, since the closing of the Initial Public Offering, the search for and efforts towards completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating interest income on investments held in the Trust Account (as defined below).

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

The Company will provide the holders of the Company’s issued and outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro-rata portion of the amount then held in the Trust Account ($10.25 per Public Share initially, $11.55 per Public Share as of March 31, 2025). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

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

MARCH 31, 2025

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

In connection with the approval of the Extension Amendment, the Sponsor issued an unsecured promissory note to the Company pursuant to which the Sponsor has agreed to make monthly deposits directly to the Company’s Trust Account of $150,000 per month (each deposit is a “Contribution”). The maximum aggregate amount of all Contributions under the promissory note will not exceed $3,150,000. The Contributions are paid monthly (or a pro-rata portion thereof if less than a full month), beginning on January 11, 2024, and thereafter on the fifteenth day of each subsequent month (or if such fifteenth day is not a business day, on the business day immediately preceding such fifteenth day) until the earlier of (i) the consummation of a Business Combination, and (ii) the end of the Combination Period. The promissory note is non-interest bearing and is payable upon the consummation of the initial Business Combination and if the Business Combination is not consummated, the date of the termination, dissolution, or winding up of the Company as determined in the sole discretion of the Board. On October 2, 2024, the Board determined that in order to make the Company a more attractive partner to sponsors of special purpose acquisition companies seeking to take over the management and affairs of special purpose acquisition companies, following the extraordinary general meeting of shareholders held on November 13, 2024, the Sponsor and any successor to the obligations of the Sponsor are no longer be required to make monthly deposits to the Trust Account of $0.02 for each outstanding Class A ordinary share, up to a maximum of $150,000 per month. The Company received an aggregate amount of Contributions from the Sponsor totaling $1,500,000 for the period from January 11, 2024, through March 31, 2025, under the promissory note.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Going Concern Consideration

As of March 31, 2025, the Company had approximately $0.3 million in cash held outside of the Trust Account and a working capital deficit of approximately $1.3 million after considering the extension promissory note of $1.5 million.

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

In addition, in order to finance the transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team, or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 4) as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants). As of March 31, 2025, and December 31, 2024, there was no Working Capital Loan outstanding.

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

In addition, there have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our ability to complete our initial business combination.

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

MARCH 31, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 11, 2025. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any future period.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2025, and December 31, 2024.

Cash and Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. In contrast, when the investments held in Trust Account are comprised of money market funds, these are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of March 31, 2025, and December 31, 2024, the assets held in the Trust Account were in mutual funds.

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

MARCH 31, 2025

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

The Company accounts for the Non-Redemption Agreements in accordance with the guidance contained in ASC 815. Such guidance provides that the Non-Redemption Agreements are classified as liabilities. As such, the non-redemption agreements derivative liability was recorded at its initial fair value on the date of issuance, and is adjusted at each balance sheet date thereafter. Changes in the estimated fair value of the non-redemption agreements derivative liability are recognized as a non-cash gain or loss on the unaudited Condensed Consolidated statements of operations. The fair value of the derivative liability is discussed in Note 7.

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

MARCH 31, 2025

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

As described in Note 1, the Sponsor issued an unsecured promissory note to the Company pursuant to which the Sponsor has agreed to make monthly deposits directly to the Company’s Trust Account of $150,000 per month. The maximum aggregate amount under the promissory note (“note”) will not exceed $3,150,000. As of March 31, 2025, $1,500,000 has been borrowed against the note and deposited into the trust account. The contributions received are reflected as accretion to redemption value in the table below.

As of March 31, 2025, the amounts of Class A ordinary shares reflected on the unaudited condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption –December 31, 2023	$249,254,022
Less:
Redemption	(232,811,894)
Plus:
Waiver of deferred underwriting fees	8,050,000
Adjustment for accretion of Class A ordinary shares subject to possible redemption	(438,044)
Adjustment for Contributions under promissory note	1,500,000
Class A ordinary shares subject to possible redemption –December 31, 2024	$25,554,084
Plus:
Adjustment for accretion of Class A ordinary shares subject to possible redemption	267,593
Class A ordinary shares subject to possible redemption - March 31, 2025	$25,821,677

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has three classes of shares, which are referred to as (i) Class A ordinary shares subject to possible redemption (consisting of 9,880,095 publicly held Class A ordinary shares); (ii) Class A ordinary shares not subject to redemption (consisting of 7,666,666 Class A ordinary shares held by the Sponsor and the Company’s independent directors); and (iii) Class B ordinary shares. Income and losses are shared pro rata between the three classes of shares. Any of the Company’s Class B ordinary shares that are converted into Class A ordinary shares on a one-for-one basis, herein after referred to as the “Converted Class A shares.”

Net income (loss) per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the periods. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value. Therefore, the net income (loss) per ordinary share calculation allocates the income (loss) pro rata between Class A ordinary shares subject to possible redemption, Class A ordinary shares not subject to possible redemption, and Class B ordinary shares. The Company has not considered the effect of the exercise of the Public Warrants and Private Placement Warrants to purchase an aggregate of 24,850,000 Class A ordinary shares and the effect of the Rights to receive 2,300,000 Class A ordinary shares in the calculation of diluted income (loss) per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For The Three Months Ended March 31,
	2025			2024
	Class A	Class A		Class A	Class A
	(subject to	(not subject to		(subject to	(not subject to
	redemption)	redemption)	Class B	redemption)	redemption)	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(106,705)	$(369,595)	$—	$1,325,744	$473,861	$179,493

Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,213,429	7,666,666	1	15,556,693	5,560,439	2,106,228

Basic and diluted net income (loss) per ordinary share	$(0.05)	$(0.05)	$(0.05)	$0.09	$0.09	$0.09

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2025 and December 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company has not been subject to income tax examinations by major taxing authorities since its inception.

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

MARCH 31, 2025

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

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the amendments in ASU 2022-03 require certain additional disclosures related to investments in equity securities subject to contractual sale restrictions. The amendments in ASU 2022-03 became effective for the Company as of the beginning of the Company’s 2025 fiscal year. Early adoption is permitted. As of March 31, 2025, the Company does not hold any investments in equity securities, therefore the Company does not currently expect that this guidance will have a material impact upon the Company’s financial position and results of operations.

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

MARCH 31, 2025

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

MARCH 31, 2025

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

As of March 31, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2025 and December 31, 2024, no amounts have been drawn on the Working Capital Loans.

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

The promissory note is non-interest bearing and is payable upon the consummation of the initial Business Combination and if the Business Combination is not consummated, the date of the termination, dissolution, or winding up of the Company as determined in the sole discretion of the Company’s board of directors. On October 2, 2024, the Board determined that in order to make the Company a more attractive partner to sponsors of special purpose acquisition companies seeking to take over the management and affairs of special purpose acquisition companies, following the extraordinary general meeting of shareholders held on November 13, 2024, the Sponsor and any successor to the obligations of the Sponsor are no longer be required to make monthly deposits to the Trust Account of $0.02 for each outstanding Class A ordinary share, up to a maximum of $150,000 per month. As of March 31, 2025, $1,500,000 has been borrowed against the promissory note and deposited in the Trust Account.

Administrative Services Agreement

On October 12, 2022, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor an amount of $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation. In November 2024, the Company terminated the administrative services agreement. The Company incurred $0 in such fees for the three months ended March 31, 2025, and 2024. The Company had unpaid fees of $120,000 as of March 31, 2025, and $120,000 as of December 31, 2024.

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the three months ended March 31, 2025, and 2024, there were no expenses to be reimbursed.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable solely in the event that the Company completes a Business Combination. As of March 31, 2025, and December 31, 2024, the Company had Deferred Legal Fees of approximately $2,262,910 and $1,640,000 in connection with such services, respectively. The Company will recognize an expense for these services when the performance trigger is considered probable.

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025, and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were 9,880,095 of Class A ordinary shares of which 2,213,429 shares are subject to possible redemption issued and outstanding and were classified outside of permanent deficit on the condensed balance sheets.

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

MARCH 31, 2025

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

As of March 31, 2025, and December 31, 2024, there was 1 Class B ordinary share issued and outstanding.

Rights — As of March 31, 2025, and December 31, 2024, there were 2,300,000 Rights outstanding. Each holder of a whole Right will receive one-tenth of one Class A ordinary share upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert his, her, or its Rights in order to receive the one share underlying each Right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights, and the Rights will expire worthless. No fractional shares will be issued upon conversion of any Rights.

Warrants — As of March 31, 2025, and December 31, 2024, the Company had 11,500,000 Public Warrants and 13,350,000 Private Placement Warrants outstanding, respectively. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the public warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon the Company’s redemption or liquidation.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 7 — Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2025, and December 31, 2024, by level within the fair value hierarchy:

March 31, 2025

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in Trust Account - U.S. Treasury Securities	$25,821,677	$—	$—
Liabilities:
Non-redemption agreements derivative liability	$—	$—	$575,831

December 31, 2024

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in Trust Account - U.S. Treasury Securities	$25,554,084	$—	$—

The Non-Redemption Agreements derivative liability were accounted for as liabilities in accordance with ASC 815 and are presented on the unaudited Condensed Consolidated balance sheets. The non-redemption agreements derivative liability are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the unaudited Condensed Consolidated statements of operations.

The Non-Redemption Agreements derivative liability were initially and as of the end of each subsequent reporting period, valued using a monte-carlo simulation model, which is considered to be a Level 3 fair value measurement. The key inputs into the monte-carlo simulation model for the Non-Redemption Agreements derivative liability were as follows:

March 31,
Input	2025
Market price of Class A common stock	11.52
Risk-free rate	4.10%
Volatility	3.7%
Term	5.55

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There was no transfer between levels during the three months ended March 31, 2025 and 2024.

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

MARCH 31, 2025

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31,	December 31,
	2025	2024
Trust Account	$25,821,677	$25,554,084
Cash	$261,747	$495,352

	For the Three Months Ended March 31,
	2025	2024
General and administrative expenses	$172,492	$250,293
Income from investments held in Trust Account	$267,593	$2,214,919

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the statements of operations and described within their respective disclosures.

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

As of March 31, 2025, we had not commenced any operations. All activity for the period from January 19, 2021 (inception) through March 31, 2025 relates to our formation and the initial public offering (the “Initial Public Offering”) described below and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial business combination. We will not generate any operating revenues until after the completion of its initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On November 13, 2024, the Company held an Extraordinary General Meeting at which its shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association to change the date by which the Company must consummate a business combination to October 17, 2025. In connection with the Extraordinary General Meeting, the Company and the Sponsor entered into non-redemption agreements (each, a “Non-Redemption Agreement”) with unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,225,000 Class A ordinary shares in connection with the Extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Class A ordinary shares, the Sponsor agreed to transfer an aggregate of 408,333 Founder Shares, or cause to be issued for no consideration an aggregate of 408,333 Founder Shares and simultaneous forfeiture by the Sponsor of 408,333 Founder Shares in connection with the Company’s completion of an initial business combination. To date, the Company’s Sponsor has entered into Non-Redemption Agreements covering an aggregate of 2,075,000 Class A ordinary shares and the transfer or issuance of 691,666 Founder Shares. The Company accounts for non-redemption agreements on a derivative liability basis and records any changes in their fair value in the statements of operations. The amount of such liability was $575,831 as of March 31, 2025.

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

In connection with the approval of the Extension Amendment, the Sponsor has issued an unsecured promissory note to the Company pursuant to which the Sponsor has agreed to make monthly deposits directly to the Company’s Trust Account of $150,000 per month (each deposit, is a “Contribution”). The maximum aggregate amount of all Contributions under the promissory note will not exceed $3,150,000. The Contributions are paid monthly (or a pro-rata portion thereof if less than a full month), beginning on January 11, 2024, and thereafter on the fifteenth day of each subsequent month (or if such fifteenth day is not a business day, on the business day immediately preceding such fifteenth day) until the earlier of (i) the consummation of a Business Combination, and (ii) the end of the Combination Period. The promissory note is non-interest bearing and is payable upon the consummation of the initial Business Combination and if the Business Combination is not consummated, the date of the termination, dissolution, or winding up of the Company as determined in the sole discretion of the Board. On October 2, 2024, the Board determined that in order to make the Company a more attractive partner to sponsors of special purpose acquisition companies seeking to take over the management and affairs of special purpose acquisition companies, following the Extraordinary General Meeting of shareholders held on November 13, 2024, the Sponsor and any successor to the obligations of the Sponsor are no longer be required to make monthly deposits to the Trust Account of $0.02 for each outstanding Class A ordinary share, up to a maximum of $150,000 per month. The Company received a contribution of $1,500,000 from the Sponsor for the period from January 11, 2024, through March 31, 2025 under the promissory note.

Results of Operations

As of March 31, 2025, we had not commenced any operations. All activity for the period from January 19, 2021 (inception) through March 31, 2025, relates to our formation and the Initial Public Offering described below and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the three months ended March 31, 2025, we had a net income of approximately $0.1 million, which consisted of approximately $0.3 million in income from investments held in the Trust Account and interest income on the operating account, offset by $172,492 in general and administrative expenses (of which $120,000 was for administrative expenses for related party).

For the three months ended March 31, 2024, we had a net income of approximately $1.9 million, which consisted of approximately $2.2 million in income from investments held in the Trust Account and interest income on operating account, offset by $250,293 in general and administrative expenses (of which $30,000 was for administrative expenses for related party).

Going Concern Consideration

As of March 31, 2025, the Company had approximately $0.3 million in cash held outside of the Trust Account and a working capital deficit of approximately $1.3 million.

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

In addition, in order to finance the transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team, or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 4) as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants). As of March 31, 2025 and December 31, 2024, there was no Working Capital Loan outstanding.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

In addition, there have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our ability to complete our initial business combination.

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

Contractual Obligations

Administrative Services Agreement

On October 12, 2022, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor an amount of $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation. In November 2024, the Company terminated the administrative services agreement. The Company incurred $0 in such fees for the three months ended March 31, 2025, and 2024. The Company had unpaid fees of $120,000 as of March 31, 2025, and $120,000 as of December 31, 2024.

In addition, our Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. For the three months ended March 31, 2025, there were no expenses to be reimbursed. For the period ended December 31, 2024, there were no expenses to be reimbursed.

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

Non-Redemption Agreements

On October 24, 2024, October 25, 2024, November 8, 2024, November 11, 2024 and November 12, 2024, in connection with the Company’s meeting to approve the Extension Amendment Proposal, the Company and the Company’s Sponsor, entered into non-redemption agreements with several unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 2,075,000 Class A ordinary shares, par value $0.0001 of the Company in connection with the Extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Class A ordinary shares of the Company, the Sponsor agreed to transfer or cause to be issued for no consideration an aggregate of 691,666 Founder Shares of the Company on the occurrence of an initial business combination. On October 24, 2024, October 25, 2024, November 8, 2024, November 11, 2024 and November 12, 2024, in connection with the Meeting, the Company and the Company’s Sponsor, entered into non - redemption agreements with several unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 2,075,000 Class A ordinary shares, par value $0.0001 of the Company in connection with the Extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Class A ordinary shares of the Company, the Sponsor agreed to transfer or cause to be issued for no consideration an aggregate of 691,666 Founder Shares of the Company on the occurrence of an initial business combination. The amount of such liability was $575,831 as of March 31, 2025.

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable solely in the event that the Company completes a Business Combination. As of March 31, 2025, and December 31, 2024, the Company had Deferred Legal Fees of approximately $2,262,910 and $1,640,000 in connection with such services, respectively. The Company will recognize an expense for these services when the performance trigger is considered probable.

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

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” We have three classes of shares, which are referred to as: (i) Class A ordinary shares subject to possible redemption (consisting of 2,213,429 publicly held Class A ordinary shares); (ii) Class A ordinary shares not subject to redemption (consisting of 7,666,666 Class A ordinary shares held by the Sponsor and the Company’s independent directors); and (iii) Class B ordinary shares. Income and losses are shared pro rata between the three classes of shares. Any of the Company’s Class B ordinary shares that are converted into Class A ordinary shares on one-for-one basis, herein after referred to as the “Converted Class A shares”.

Net income (loss) per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value. Therefore, the net income (loss) per ordinary share calculation allocates income (loss) shared pro rata between Class A and Class B ordinary shares. We have not considered the effect of the exercise of the Public Warrants and Private Placement Warrants to purchase an aggregate of 24,850,000 shares and the effect of the Rights to receive 2,300,000 shares in the calculation of diluted income (loss) per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events.

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

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the amendments in ASU 2022-03 require certain additional disclosures related to investments in equity securities subject to contractual sale restrictions. The amendments in ASU 2022-03 became effective for us as of the beginning of our 2025 fiscal year. Early adoption is permitted. As of March 31, 2025, we do not hold any investments in equity securities, therefore we do not currently expect that this guidance will have a material impact upon our financial position and results of operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2025.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making these assessments, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of March 31, 2025.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025, which is covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on April 11, 2025 (the “Annual Report”) and any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on October 14, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report final prospectus for our Initial Public Offering filed with the SEC on October 14, 2022.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 14, 2025

SPRING VALLEY ACQUISITION CORP. II

	By:	/s/ Robert Kaplan
	Name:	Robert Kaplan
	Title:	Chief Financial Officer and Vice President of Business Development
(Principal Accounting Officer and Duly Authorized Officer)