Form 10-Q
period 2025-09-30
Spring Valley Acquisition Corp. II
filed 2025-11-14
CIK 1843477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, one right and one-half of one redeemable public warrant	SVIUF	OTC Pink
Class A ordinary shares, par value $0.0001 per share	SVIIF	OTC Pink
Rights included as part of the units to acquire one-tenth (1/10) of one share of Class A ordinary share	SVIRF	OTC Pink
Redeemable public warrants included as part of the units; each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	SVIWF	OTC Pink

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

As of November 14, 2025, there were 9,879,944 Class A ordinary shares (consisting of 2,213,278 publicly-held Class A ordinary shares, 7,546,666 Converted Class A shares (as defined herein) held by Spring Valley Acquisition Sponsor II, LLC, and 120,000 Converted Class A shares not subject to redemption held by the registrant’s independent directors) and one Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

SPRING VALLEY ACQUISITION CORP. II

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPRING VALLEY ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
Assets:
Current assets:
Cash	$65,312	$495,352
Prepaid expenses	22,840	61,361
Total current assets	88,152	556,713
Non-current assets:
Cash and investments held in Trust Account	26,363,469	25,554,084
Total non-current assets	26,363,469	25,554,084
Total Assets	$26,451,621	$26,110,797

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$79,823	$88,768
Advance from sponsor	550,000	—
Accrued expenses	—	120,000
Extension promissory notes - related party	1,500,000	1,500,000
Total current liabilities	2,129,823	1,708,768
Non-redemption agreements derivative liability	3,735,371	—
Total Liabilities	5,865,194	1,708,768

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 2,213,429 and 2,213,429 shares subject to possible redemption at $11.91 and $11.55 per share as of September 30, 2025 and December 31,2024, respectively	26,363,469	25,554,084

Shareholders’ Deficit:
Preference shares, $0.0001 par value 1,000,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31,2024, respectively	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 7,666,666 non-redeemable shares issued and outstanding as of September 30, 2025 and December 31, 2024	767	767
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 1 share issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	—	—
Accumulated deficit	(5,777,809)	(1,152,822)
Total shareholders’ deficit	(5,777,042)	(1,152,055)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$26,451,621	$26,110,797

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPRING VALLEY ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

General and administrative expenses	$701,281	$184,576	$1,017,784	$616,555
Loss from operations	(701,281)	(184,576)	(1,017,784)	(616,555)

Other Income (Expense):
Interest income on operating account	1,284	9,504	8,168	35,586
Income from investments held in Trust Account	272,584	2,131,750	809,385	6,448,228
Change in fair value of derivative liability	(3,005,221)	—	(3,735,371)	—
Total other (expense) income, net	(2,731,353)	2,141,254	(2,917,818)	6,483,814

Net (loss) income	$(3,432,634)	$1,956,678	$(3,935,602)	$5,867,259

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	2,213,429	14,637,766	2,213,429	14,942,957
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.35)	$0.09	$(0.40)	$0.26
Basic and diluted weighted average shares outstanding, non-redeemable Class A Ordinary Shares	7,666,666	7,666,666	7,666,666	6,967,153
Basic and diluted net (loss) income per share, non-redeemable Class A Ordinary Shares	$(0.35)	$0.09	$(0.40)	$0.26
Basic and diluted weighted average shares outstanding, Class B ordinary shares	1	1	1	699,514
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.35)	$0.09	$(0.40)	$0.26

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPRING VALLEY ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	7,666,666	$767	1	$—	$—	$(1,152,822)	$(1,152,055)
Accretion of Class A ordinary shares to redemption amount subject to possible redemption	—	—	—	—	—	(267,593)	(267,593)
Net loss	—	—	—	—	—	(476,300)	(476,300)
Balance - March 31, 2025 (unaudited)	7,666,666	767	1	—	—	(1,896,715)	(1,895,948)
Accretion of Class A ordinary shares to redemption amount subject to possible redemption	—	—	—	—	(120,000)	(149,208)	(269,208)
Forgiveness of accrued administrative fees	—	—	—	—	120,000	—	120,000
Net loss	—	—	—	—	—	(26,668)	(26,668)
Balance - June 30, 2025 (unaudited)	7,666,666	767	1	—	—	(2,072,591)	(2,071,824)
Accretion of Class A ordinary shares to redemption amount subject to possible redemption	—	—	—	—	—	(272,584)	(272,584)
Net loss	—	—	—	—	—	(3,432,634)	(3,432,634)
Balance - September 30, 2025 (unaudited)	7,666,666	$767	1	$—	$—	$(5,777,809)	$(5,777,042)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	—	$—	7,666,667	$767	$—	$(6,903,263)	$(6,902,496)
Accretion of Class A ordinary shares to redemption amount subject to possible redemption	—	—	—	—	—	(2,664,919)	(2,664,919)
Conversion of Class B ordinary shares to Class A ordinary shares not subject to possible redemption	7,666,666	767	(7,666,666)	(767)	—	—	—
Net income	—	—	—	—	—	1,979,098	1,979,098
Balance - March 31, 2024 (unaudited)	7,666,666	767	1	—	—	(7,589,084)	(7,588,317)
Accretion of Class A ordinary shares to redemption amount subject to possible redemption	—	—	—	—	—	(2,551,559)	(2,551,559)
Net income	—	—	—	—	—	1,931,483	1,931,483
Balance - June 30, 2024 (unaudited)	7,666,666	767	1	—	—	(8,209,160)	(8,208,393)
Deferred underwriting commission waiver	—	—	—	—	—	5,232,500	5,232,500
Accretion of Class A ordinary shares to redemption amount subject to possible redemption	—	—	—	—	—	(2,581,750)	(2,581,750)
Net income	—	—	—	—	—	1,956,678	1,956,678
Balance - September 30, 2024 (unaudited)	7,666,666	$767	1	$—	$—	$(3,601,732)	$(3,600,965)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPRING VALLEY ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(3,935,602)	$5,867,259
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from investments held in the Trust Account	(809,385)	(6,448,228)
Change in fair value of derivative liability	3,735,371	—
Changes in operating assets and liabilities:
Prepaid expenses	38,521	59,623
Accounts payable	(8,945)	(6,012)
Accrued expenses	—	14,400
Net cash used in operating activities	(980,040)	(512,958)

Cash Flows from Investing Activities:
Cash deposited in the trust account for the extension	—	(1,350,000)
Cash withdrawn from trust account for redemption of Class A ordinary shares	—	90,726,471
Net cash provided by investing activities	—	89,376,471

Cash Flows from Financing Activities:
Proceeds from promissory note to related party-extension	—	1,350,000
Advance from sponsor	550,000	—
Redemption of Class A ordinary shares	—	(90,726,471)
Net cash provided by (used in) financing activities	550,000	(89,376,471)

Net change in cash	(430,040)	(512,958)
Cash - beginning of the period	495,352	1,240,671
Cash - end of the period	$65,312	$727,713
Supplemental Disclosure of Cash Flow Information
Sponsor contributed capital for the forgiveness of accrued expenses	$120,000	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

In September 2025, Eagle Nuclear Energy Corp. (the “New Eagle”), a wholly owned subsidiary of the Company was formed for the sole purpose of effecting a business combination between the Company and Eagle Energy Metals Corp., a Nevada corporation (“Eagle Energy”). Spring Valley Merger Sub II, Inc., a Nevada corporation, and Sprin Valley Merger Sub III, Inc., a Cayman Islands exempted company, are wholly owned subsidiaries of New Eagle.

As of September 30, 2025, the Company had not commenced any operations. All activities for the period from January 19, 2021 (inception) through September 30, 2025, relate to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, since the closing of the Initial Public Offering, the search for and efforts towards completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating interest income on investments held in the Trust Account (as defined below).

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The Company will provide the holders of the Company’s issued and outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro-rata portion of the amount then held in the Trust Account ($10.25 per Public Share initially, $11.91 per Public Share as of September 30, 2025). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

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

The Amended and Restated Memorandum and Articles of Association, as amended, provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The holders of the Founder Shares (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within 36 months from the closing of the Initial Public Offering, or October 17, 2025 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

In connection with the approval of the Extension Amendment, the Sponsor issued an unsecured promissory note to the Company pursuant to which the Sponsor has agreed to make monthly deposits directly to the Company’s Trust Account of $150,000 per month (each deposit is a “Contribution”). The maximum aggregate amount of all Contributions under the promissory note will not exceed $3,150,000. The Contributions are paid monthly (or a pro-rata portion thereof if less than a full month), beginning on January 11, 2024, and thereafter on the fifteenth day of each subsequent month (or if such fifteenth day is not a business day, on the business day immediately preceding such fifteenth day) until the earlier of (i) the consummation of a Business Combination, and (ii) the end of the Combination Period. The promissory note is non-interest bearing and is payable upon the consummation of the initial Business Combination and if the Business Combination is not consummated, the date of the termination, dissolution, or winding up of the Company as determined in the sole discretion of the Board. On October 2, 2024, the Board determined that in order to make the Company a more attractive partner to sponsors of special purpose acquisition companies seeking to take over the management and affairs of special purpose acquisition companies, following the extraordinary general meeting of shareholders held on November 13, 2024, the Sponsor

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

and any successor to the obligations of the Sponsor are no longer be required to make monthly deposits to the Trust Account of $0.02 for each outstanding Class A ordinary share, up to a maximum of $150,000 per month. The Company received an aggregate amount of Contributions from the Sponsor totaling $1,500,000 for the period from January 11, 2024, through September 30, 2025, under the promissory note.

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

On October 14, 2025, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) that the Company’s securities would be delisted from Nasdaq by reason of the failure of the Company to complete its initial business combination by October 12, 2025 (36 months from the effectiveness of its IPO registration statement) as required by IM-5101-2. Accordingly, trading in the Company’s Class A Ordinary Shares, Warrants, Rights and Units were suspended at the opening of business on October 21, 2025 and a Form 25-NSE was filed by Nasdaq with the Securities and Exchange Commission, which removed the Company’s securities from listing and registration on Nasdaq. The Company’s Units, Class A Ordinary Shares, Rights and Warrants began trading on the Pink Limited Market of the OTC Markets on October 21, 2025 under symbols “SVIUF,” “SVIIF,” “SVIRF” and “SVIWF”, respectively.

On October 15, 2025, the Company held an extraordinary general meeting of shareholders of the Company (the “Extension Meeting”) to vote on a proposal (the “Amendment Proposal”) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association, as previously amended by the Second Amendment to the Amended and Restated Articles, dated November 14, 2024 (the “Articles”, as amended, the “Amended Articles”), to amend the date by which the Company has to consummate a business combination to 45 months from the closing of the initial public offering, July 17, 2026 (the “Combination Period”), or such earlier date as is determined by the Company’s board of directors, in its sole discretion, to be in the best interests of the Company (the “Amendment”), provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an amount determined by multiplying $0.01 by the number of public shares then outstanding for each one-month extension, up to a total of six months, starting on the 40th month from the closing of the Company’s initial public offering, unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. In connection with the vote to approve the Amendment Proposal, holders of 151 Class A ordinary shares exercised their right to redeem their Class A ordinary shares for cash at a redemption price of approximately $11.93 per share, for an aggregate redemption amount of approximately $1,801.43. As a result, approximately $26,404,398.04 remained in the Trust Account and 2,213,278 Class A ordinary shares remained outstanding immediately following the Extension Meeting.

The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Proposed Business Combination

On July 30, 2025, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”), with Spring Valley Merger Sub II, Inc., a Nevada corporation (“Merger Sub 2”) and Eagle Energy Metals Corp., a Nevada corporation (“Eagle Energy”). Subject to its terms and conditions, the Original Merger Agreement provides that (i) on the day prior to the closing date, the Company shall domesticate as a corporation in the State of Nevada (“Redomicile”), and, in connection with the Redomicile, adopt the articles of incorporation and bylaws, in each case, in the form to be mutually agreed between the Company and Eagle Energy and (ii) subject to the terms and conditions of the Original Merger Agreement and in accordance with the Nevada Revised Statues (“NRS”), at the Closing, Merger Sub 2 will merge with and into Eagle Energy, (the “Merger”), with Eagle Energy surviving the Merger as the surviving corporation. As a result of the Merger, Eagle Energy will become a direct wholly owned subsidiary of the Company.

Concurrently with the execution and delivery of the Original Merger Agreement, the Company, Sponsor and Eagle Energy entered into the Sponsor Support Agreement, pursuant to which, among other things, Sponsor agreed to (a) vote all of the Subject Acquiror Shares (as defined in the Sponsor Support Agreement) in favor of the Original Merger Agreement and the related transactions and against any proposal in opposition to or inconsistent with the Original Merger Agreement and the related transactions, and (b) not redeem the Subject Acquiror Shares (as defined in the Sponsor Support Agreement), in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. In addition, the Sponsor will agree, subject to and conditioned upon the Closing, to forfeit, concurrently with the Closing, all of its owned shares and owned warrants other than (i) 3,100,000 shares of the Company’s Common Stock and (ii) 7,000,000 of the Company’s Private Warrants. At the Closing, all of the outstanding principal amounts as of the closing date under the working capital loan and the extension loan issued by the Company to the Sponsor will be converted by the Company and the Sponsor into the Company’s warrants, at the price of $1.00 per warrant.

Concurrently with the execution and delivery of the Original Merger Agreement, certain Company stockholders executed and delivered to the Company and Eagle Energy the Voting and Support Agreement, pursuant to which, Eagle Energy stockholders agreed to, among other things, (a) vote in favor of the Original Merger Agreement and the related transactions and against any proposal in opposition to or inconsistent with the Original Merger Agreement and the related transactions and (b) not transfer any of Eagle Energy stockholders’ covered shares.

In connection with the transactions contemplated by the Original Merger Agreement, on July 30, 2025, the Company and Eagle Energy entered into a securities purchase agreement (the “SPA”) with an accredited investor (the “Investor”). Pursuant to the SPA, the Investor has agreed, among other things, to purchase, at the Closing, 29,700 shares of the Company’s Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share, having the rights, preferences and privileges set forth in the Series A Preferred Stock Certificate of Designation and a warrant to purchase 2,500,000 shares of the Company’s common stock, at an exercise price of $12.00 per share, for an aggregate purchase price of $29,700,000. Each share of Series A Preferred Stock will have a stated value of $1,000.00.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

On September 29, 2025, the Company, Merger Sub 2, and Eagle Energy restructured the transactions contemplated under the Original Merger Agreement by entering into an Amended and Restated Agreement and Plan of Merger (as the same may be amended, supplemented or otherwise modified from time to time, the “A&R Merger Agreement”) by and among New Eagle, Spring Valley Merger Sub III, Inc., a Cayman Islands exempted company (“Merger Sub 1”), Merger Sub 2 (and together with Merger Sub 1, the “Merger Subs”), the Company, and Eagle Energy. The A&R Merger Agreement amends and restates, in its entirety, the Original Merger Agreement. The restructured business combination transactions contemplated under the A&R Merger Agreement are referred to collectively as the “New Eagle Business Combination,” “Proposed Business Combination” or the “Transactions”. Capitalized terms used below and not otherwise defined herein have the meanings assigned to them in the A&R Merger Agreement.

Concurrently with the execution and delivery of the A&R Merger Agreement, the Company, New Eagle, Eagle Energy and the Sponsor entered into the Amended and Restated Sponsor Support Agreement (the “Amended and Restated Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed to (a) vote all of the Company’s ordinary shares (the “Ordinary Shares”) held by the Sponsor in favor of the A&R Merger Agreement and the Transactions and against any proposal in opposition to or inconsistent with the A&R Merger Agreement and the Transactions, and (b) not redeem the Ordinary Shares held by the Sponsor, in each case, on the terms and subject to the conditions set forth in the Amended and Restated Sponsor Support Agreement. The Sponsor has also agreed, subject to and conditioned upon the Closing, to forfeit, concurrently with the Closing, all of its Ordinary Shares and Company’s warrants (the “Warrants”) other than (i) 3,100,000 Class A Ordinary Shares (the “Company Founder Shares”), and (ii) 7,000,000 private placement warrants of the Company (the “Company Private Warrants”). Additionally, at the Closing, all of the outstanding principal amounts as of the Closing Date under the working capital loan and the extension loan issued by the Company to the Sponsor will be converted by the Company and the Sponsor into New Eagle private warrants (the “New Eagle Private Warrants”), at the price of $1.00 per New Eagle Private Warrant.

Concurrently with the execution and delivery of the A&R Merger Agreement, certain Eagle Energy stockholders executed and delivered to the Company, New Eagle and Eagle the Amended and Restated Voting and Support Agreements (each, a “Amended and Restated Voting and Support Agreement”), pursuant to which, such Eagle Energy stockholders agreed to, among other things, (a) vote in favor of the A&R Merger Agreement and the Transactions and against any proposal in opposition to or inconsistent with the A&R Merger Agreement and the Transactions, and (b) not transfer any of such Eagle Energy stockholders’ Covered Shares (as defined therein).

Pursuant to the terms of the A&R Merger Agreement, contemporaneously with the Closing, New Eagle, the Sponsor and certain New Eagle Stockholders will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, (i) New Eagle will agree to file, within 30 days following the Closing Date, a registration statement covering the resale of certain shares of New Eagle Common Stock and other equity securities of New Eagle, (ii) holders of Registrable Securities (as defined therein) will be granted certain takedown, demand, block trade and piggyback registration rights with respect to their Registrable Securities, in each case, on the terms and subject to the conditions set forth in the Registration Rights Agreement, and (iii) the existing registration and shareholder rights agreement, dated as of October 12, 2022, between the Company and the Sponsor will be amended, restated and terminated as of the Closing.

Also pursuant to the terms of the A&R Merger Agreement, prior to the Closing, certain New Eagle Stockholders, including the Sponsor, will have each separately entered into a lock-up agreement (each, a “Lock-Up Agreement”), pursuant to which, among other things, each such holder will agree not to sell, for a period of 180 days following the Closing (subject to certain exceptions), the shares of New Eagle Common Stock held by such holder immediately after the Second Effective Time, on the terms and subject to the conditions set forth in the Lock-Up Agreements.

In connection with the transactions contemplated by the A&R Merger Agreement, the Company, New Eagle, and Eagle Energy entered into an Amended and Restated Securities Purchase Agreement (the “Amended and Restated PIPE Agreement”) with an accredited investor (the “PIPE Investor”). Pursuant to the Amended and Restated PIPE Agreement, the PIPE Investor has agreed, among other things, to purchase, at the Closing, 29,700 shares of New Eagle’s Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share, having the rights, preferences and privileges set forth in the Series A Preferred Stock Certificate of Designation (such stock the “Series A Preferred Stock”) and a warrant (the “Investor Warrants”) to purchase an aggregate of 2,500,000 shares of New Eagle Common Stock, at an exercise price of $12.00 per share, for an aggregate purchase price of $29,700,000 (the “Series A Preferred Stock Investment”). Each share of Series A Preferred Stock will have a stated value of $1,000.00 (the “Stated Value”).

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

In connection with the Closing, the Company, New Eagle and Continental Stock Transfer & Trust Company, as warrant agent, will enter into the Warrant Assumption Agreement. Such agreement will amend the warrant agreements governing the terms of the Warrants (the “Warrant Agreements”), as the Company will assign all its rights, title, and interest in the Warrant Agreements to New Eagle. Pursuant to the Warrant Assumption Agreement, the Warrants will no longer be exercisable for the Company’s Class A Ordinary Shares, and will be exchanged for New Eagle Warrants exercisable for shares of New Eagle Common Stock on substantially the same terms that were in effect prior to the Second Effective Time under the terms of the applicable Warrant Agreements.

Going Concern Consideration

As of September 30, 2025, the Company had approximately $65 thousand in cash held outside of the Trust Account and a working capital deficit of approximately $2.04 million after considering the extension promissory note of $1.5 million.

The Company’s liquidity through IPO were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for issuance of the Founder Shares (as defined in Note 4), and loan from the Sponsor of approximately $269,000 under the Note (as defined in Note 4) and the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. The Company repaid the Note in full on October 18, 2022, and the facility is no longer available.

In addition, in order to finance the transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team, or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 4) as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants). As of September 30, 2025 and December 31, 2024, there was no Working Capital Loan outstanding.

Based on the current operating plan, management believes that the Company will not have sufficient working capital to meet its working capital needs through the earlier of consummation of an initial Business Combination or mandatory liquidation date.

Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed consolidated financial statements are issued. Management plans to complete the initial Business Combination prior to the mandatory liquidation date and expects to receive financing from the Sponsor or the affiliates of the Sponsor to meet its obligations through the time of liquidation or the completion of the initial Business Combination. There is no financing that is currently committed and no assurance that the Company’s plans to consummate the initial Business Combination will be successful within the Combination Period (by July 17, 2026, assuming all extensions are exercised). The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus.

On October 7, 2023, the State of Israel was attacked by Hamas, a Palestinian militant group designated as a Foreign Terrorist organization by the U.S. Department of State. As a result of this attack, the State of Israel commenced a military operation against Hamas which is supported by various nations including the United States. The conflicts in Gaza is in a state of cease fire under accords signed between the parties. However, the duration and intensity of the ongoing conflicts in Gaza and the broader region remain uncertain.

In addition, there have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our ability to complete our initial business combination.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The impact of the above actions on the world economy is not determinable as of the date of these unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements. The Company’s ability to consummate an initial business combination, or the operations of a target business with which the Company ultimately consummates an initial business combination, may be materially and adversely affected by these military actions and related sanctions. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations, or ability to consummate an initial business combination are not yet determinable. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 11, 2025. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any future period.

Principles of Consolidation

On September 19, 2025, New Eagle was incorporated. Spring Valley Merger Sub II, Inc., a Nevada corporation, and Spring Valley Merger Sub III, Inc., a Cayman Islands exempted company, are wholly owned subsidiaries of New Eagle.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting periods. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of these unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2025 and December 31, 2024.

Cash and Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. In contrast, when the investments held in Trust Account are comprised of money market funds, these are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2025 and December 31, 2024, the assets held in the Trust Account were in mutual funds.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Derivative Financial Instruments

The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the unaudited condensed consolidated statements of operations each reporting period. The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As described in Note 1, the Sponsor issued an unsecured promissory note to the Company pursuant to which the Sponsor has agreed to make monthly deposits directly to the Company’s Trust Account of $150,000 per month. The maximum aggregate amount under the promissory note (“note”) will not exceed $3,150,000. As of September 30, 2025, $1,500,000 has been borrowed against the note and deposited into the trust account. The contributions received are reflected as accretion to redemption value in the table below.

On October 15, 2025, the Company held an extraordinary general meeting of shareholders in lieu of an annual general meeting at which their shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association to change the date by which the Company must consummate a business combination to July 17, 2026, or such earlier date as is determined by the Company’s board of directors, in its sole discretion, to be in the best interests of the Company, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an amount determined by multiplying $0.01 by the number of public shares then outstanding for each one-month extension, up to a total of six months, starting on the 40th month from the closing of the Company’s initial public offering, unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

As of September 30, 2025, the amounts of Class A ordinary shares reflected on the unaudited condensed consolidated balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption –December 31, 2023	$249,254,022
Less:
Redemption	(232,811,894)
Plus:
Waiver of deferred underwriting fees	8,050,000
Adjustment for accretion of Class A ordinary shares subject to possible redemption	(438,044)
Adjustment for Contributions under promissory note	1,500,000
Class A ordinary shares subject to possible redemption –December 31, 2024	$25,554,084
Plus:
Adjustment for accretion of Class A ordinary shares subject to possible redemption	809,385
Class A ordinary shares subject to possible redemption - September 30, 2025	$26,363,469

Net (Loss) Income per Ordinary Share

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

Net (loss) income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the periods. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net (loss) income per ordinary share as the redemption value approximates fair value. Therefore, the net (loss) income per ordinary share calculation allocates the (loss) income pro rata between Class A ordinary shares subject to possible redemption, Class A ordinary shares not subject to possible redemption, and Class B ordinary shares. The Company has not considered the effect of the exercise of the Public Warrants and Private Placement Warrants to purchase an aggregate of 24,850,000 Class A ordinary shares and the effect of the Rights to receive 2,300,000 Class A ordinary shares in the calculation of diluted (loss) income per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The following tables reflect the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For The Three Months Ended September 30,
	2025			2024
	Class A	Class A		Class A	Class A
	(subject to	(not subject to		(subject to	(not subject to
	redemption)	redemption)	Class B	redemption)	redemption)	Class B
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income	$(769,010)	$(2,663,624)	$—	$3,877,738	$1,807,995	$181,526

Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,213,429	7,666,666	1	14,637,766	7,666,666	1

Basic and diluted net (loss) income per ordinary share	$(0.35)	$(0.35)	$(0.35)	$0.09	$0.09	$0.09

	For The Nine Months Ended September 30,
	2025			2024
	Class A	Class A		Class A	Class A
	(subject to	(not subject to		(subject to	(not subject to
	redemption)	redemption)	Class B	redemption)	redemption)	Class B
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income	$(881,689)	$(3,053,913)	$—	$1,284,112	$672,566	$—

Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,213,429	7,666,666	1	14,942,957	6,967,153	699,514

Basic and diluted net (loss) income per ordinary share	$(0.40)	$(0.40)	$(0.40)	$0.26	$0.26	$0.26

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2025 and December 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company has not been subject to income tax examinations by major taxing authorities since its inception.

There is currently no taxation imposed on income by the government of the Cayman Islands (“Cayman”). In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2025 and December 31, 2024, no amounts have been drawn on the Working Capital Loans.

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

The promissory note is non-interest bearing and is payable upon the consummation of the initial Business Combination and if the Business Combination is not consummated, the date of the termination, dissolution, or winding up of the Company as determined in the sole discretion of the Company’s board of directors. On October 2, 2024, the Board determined that in order to make the Company a more attractive partner to sponsors of special purpose acquisition companies seeking to take over the management and affairs of special purpose acquisition companies, following the extraordinary general meeting of shareholders held on November 13, 2024, the Sponsor and any successor to the obligations of the Sponsor are no longer be required to make monthly deposits to the Trust Account of $0.02 for each outstanding Class A ordinary share, up to a maximum of $150,000 per month. As of September 30, 2025, $1,500,000 has been borrowed against the promissory note and deposited in the Trust Account.

Advance from Sponsor

In August and September of 2025, the Sponsor advanced the Company $550,000 to pay for expenses. As of September 30, 2025 and December 31, 2024, the Company had received $550,000 and $0 in advances from the Sponsor.

Administrative Services Agreement

On October 12, 2022, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor an amount of $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation. In November 2024,

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

the Company terminated the administrative services agreement. The Company incurred $0 in such fees for the three and nine months ended September 30, 2025. The Company incurred $30,000 and $90,000 in such fees included as general and administrative expenses on the accompanying statements of operations for the three and nine months ended September 30, 2024. On June 18, 2025, the Sponsor forgave the accrued administrated fees, as a result the accrued expense was eliminated and considered a capital contribution. The Company had no unpaid fees as of September 30, 2025, and $120,000 as of December 31, 2024.

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the nine months ended September 30, 2025, and 2024, there were no expenses to be reimbursed.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable solely in the event that the Company completes a Business Combination. As of September 30, 2025, and December 31, 2024, the Company had Deferred Legal Fees of approximately $2,262,910 and $1,640,000 in connection with such services, respectively. The Company will recognize an expense for these services when the performance trigger is considered probable.

Merger Agreement

On July 30, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Spring Valley Merger Sub II, Inc., a Nevada corporation (“Merger Sub”) and Eagle Energy Metals Corp., a Nevada corporation (“Eagle Energy”). Subject to its terms and conditions, the Merger Agreement provides that (i) on the day prior to the closing date, the Company shall

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

On September 29, 2025, the Company, Merger Sub 2, and Eagle Energy restructured the transactions contemplated under the Original Merger Agreement by entering into the A&R Merger Agreement by and among New Eagle, Merger Sub 1, Merger Sub 2, the Company, and Eagle Energy. The A&R Merger Agreement amends and restates, in its entirety, the Original Merger Agreement.

Concurrently with the execution and delivery of the A&R Merger Agreement, the Company, New Eagle, Eagle Energy and the Sponsor entered into the Amended and Restated Sponsor Support Agreement, pursuant to which, among other things, the Sponsor agreed to (a) vote all of the Ordinary Shares held by the Sponsor in favor of the A&R Merger Agreement and the Transactions and against any proposal in opposition to or inconsistent with the A&R Merger Agreement and the Transactions, and (b) not redeem the Ordinary Shares held by the Sponsor, in each case, on the terms and subject to the conditions set forth in the Amended and Restated Sponsor Support Agreement. The Sponsor has also agreed, subject to and conditioned upon the Closing, to forfeit, concurrently with the Closing, all of its Ordinary Shares and the Warrants other than (i) 3,100,000 Class A Ordinary Shares, and (ii) 7,000,000 private placement warrants, of the Company. Additionally, at the Closing, all of the outstanding principal amounts as of the Closing Date under the working capital loan and the extension loan issued by the Company to the Sponsor will be converted by the Company and the Sponsor into New Eagle private warrants, at the price of $1.00 per New Eagle Private Warrant.

Concurrently with the execution and delivery of the A&R Merger Agreement, certain Eagle Energy stockholders executed and delivered to the Company, New Eagle and Eagle the Amended and Restated Voting and Support Agreements, pursuant to which, such Eagle Energy stockholders agreed to, among other things, (a) vote in favor of the A&R Merger Agreement and the Transactions and against any proposal in opposition to or inconsistent with the A&R Merger Agreement and the Transactions, and (b) not transfer any of such Eagle Energy stockholders’ Covered Shares (as defined therein).

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Pursuant to the terms of the A&R Merger Agreement, contemporaneously with the Closing, New Eagle, the Sponsor and certain New Eagle Stockholders will enter into the Registration Rights Agreement, pursuant to which, among other things, (i) New Eagle will agree to file, within 30 days following the Closing Date, a registration statement covering the resale of certain shares of New Eagle Common Stock and other equity securities of New Eagle, (ii) holders of Registrable Securities (as defined therein) will be granted certain takedown, demand, block trade and piggyback registration rights with respect to their Registrable Securities, in each case, on the terms and subject to the conditions set forth in the Registration Rights Agreement, and (iii) the existing registration and shareholder rights agreement, dated as of October 12, 2022, between the Company and the Sponsor will be amended, restated and terminated as of the Closing.

Also pursuant to the terms of the A&R Merger Agreement, prior to the Closing, certain New Eagle Stockholders, including the Sponsor, will have each separately entered into a Lock-Up Agreement, pursuant to which, among other things, each such holder will agree not to sell, for a period of 180 days following the Closing (subject to certain exceptions), the shares of New Eagle Common Stock held by such holder immediately after the Second Effective Time, on the terms and subject to the conditions set forth in the Lock-Up Agreements.

In connection with the transactions contemplated by the A&R Merger Agreement, the Company, New Eagle, and Eagle Energy entered into the Amended and Restated PIPE Agreement with the PIPE Investor. Pursuant to the Amended and Restated PIPE Agreement, the PIPE Investor has agreed, among other things, to purchase, at the Closing, 29,700 shares of New Eagle’s Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share, having the rights, preferences and privileges set forth in the Series A Preferred Stock Certificate of Designation and a warrant to purchase an aggregate of 2,500,000 shares of New Eagle Common Stock, at an exercise price of $12.00 per share, for an aggregate purchase price of $29,700,000. Each share of Series A Preferred Stock will have a stated value of $1,000.00.

In connection with the Closing, the Company, New Eagle and Continental Stock Transfer & Trust Company, as warrant agent, will enter into the Warrant Assumption Agreement. Such agreement will amend the Warrant Agreements, as the Company will assign all its rights, title, and interest in the Warrant Agreements to New Eagle. Pursuant to the Warrant Assumption Agreement, the Warrants will no longer be exercisable for the Company’s Class A Ordinary Shares, and will be exchanged for New Eagle Warrants exercisable for shares of New Eagle Common Stock on substantially the same terms that were in effect prior to the Second Effective Time under the terms of the applicable Warrant Agreements.

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025, and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 9,880,095 of Class A ordinary shares of which 2,213,429 shares are subject to possible redemption issued and outstanding and were classified outside of permanent deficit on the condensed consolidated balance sheets.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025 and December 31, 2024, there was 1 Class B ordinary share issued and outstanding.

Rights — As of September 30, 2025 and December 31, 2024, there were 2,300,000 Rights outstanding. Each holder of a whole Right will receive one-tenth of one Class A ordinary share upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert his, her, or its Rights in order to receive the one share underlying each Right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights, and the Rights will expire worthless. No fractional shares will be issued upon conversion of any Rights.

Warrants — As of September 30, 2025 and December 31, 2024, the Company had 11,500,000 Public Warrants and 13,350,000 Private Placement Warrants outstanding, respectively. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the public warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon the Company’s redemption or liquidation.

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Note 7 — Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, by level within the fair value hierarchy:

September 30, 2025

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in Trust Account - U.S. Treasury Securities	$26,363,469	$—	$—
Liabilities:
Non-redemption agreements derivative liability	$—	$—	$3,735,371

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The Non-Redemption Agreements derivative liability were initially and as of the end of each subsequent reporting period, valued using a monte-carlo simulation model, which is considered to be a Level 3 fair value measurement. The key inputs into the monte-carlo simulation model for the Non-Redemption Agreements derivative liability were as follows:

September 30,
Input	2025
Market price of Class A common stock	12.51
Risk-free rate	3.74%
Volatility	6.2%
Term	5.05

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There was no transfer between levels during the nine months ended September 30, 2025 and 2024.

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

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

	September 30,	December 31,
	2025	2024
Trust Account	$26,363,469	$25,554,084
Cash	$65,312	$495,352

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative expenses	$701,282	$184,576	$1,017,785	$616,555
Income from investments held in Trust Account	$272,585	$9,504	$809,386	$35,586

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any other subsequent events, other than the below, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On October 8, 2025, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,500,000 to the Sponsor, a significant shareholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its initial public offering, including the transfer restrictions applicable thereto. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

On October 14, 2025, the Company received the Notice” from Nasdaq that the Company’s securities would be delisted from Nasdaq by reason of the failure of the Company to complete its initial business combination by October 12, 2025 (36 months from the effectiveness of its IPO registration statement) as required by IM-5101-2. Accordingly, trading in the Company’s Class A Ordinary Shares, Warrants, Rights and Units were suspended at the opening of business on October 21, 2025 and a Form 25-NSE was filed by Nasdaq with the Securities and Exchange Commission, which removed the Company’s securities from listing and registration on Nasdaq. The Company’s Units, Class A Ordinary Shares, Rights and Warrants began trading on the Pink Limited Market of the OTC Markets on October 21, 2025 under symbols “SVIUF,” “SVIIF,” “SVIRF” and “SVIWF”, respectively

SPRING VALLEY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

On October 15, 2025, the Company held an extraordinary general meeting of shareholders of the Company to vote on a proposal to amend, by way of special resolution, the Company’s Amended Articles, to amend the date by which the Company has to consummate a business combination to 45 months from the closing of the initial public offering, July 17, 2026, or such earlier date as is determined by the Company’s board of directors, in its sole discretion, to be in the best interests of the Company, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an amount determined by multiplying $0.01 by the number of public shares then outstanding for each one-month extension, up to a total of six months, starting on the 40th month from the closing of the Company’s initial public offering, unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. In connection with the vote to approve the extension amendment proposal, holders of 151 Class A ordinary shares exercised their right to redeem their Class A ordinary shares for cash at a redemption price of approximately $11.93 per share, for an aggregate redemption amount of approximately $1,801.43. As a result, approximately $26,404,398.04 remains in the Trust Account and 2,213,278 Class A ordinary shares remain outstanding immediately following the meeting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to Spring Valley Acquisition Corp. II, except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations including the Proposed Business Combination and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q.

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

As of September 30, 2025, we had not commenced any operations. All activity for the period from January 19, 2021 (inception) through September 30, 2025 relates to our formation and the initial public offering (the “Initial Public Offering”) described below and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial business combination. We will not generate any operating revenues until after the completion of its initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Initially, the Company had 15 months from the closing of the initial public offering or until January 17, 2024, to consummate an initial Business Combination. On January 11, 2024, the Company filed with the Registrar of Companies of the Cayman Islands an amendment to the Amended and Restated Memorandum and Articles of Association which change the date by which the Company must consummate a business combination to October 17, 2025 or such earlier date as is determined by the Board, in its sole discretion, to be in the best interests of the Company. On November 13, 2024, the Company held an extraordinary general meeting of shareholders in lieu of an annual general meeting at which their shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association to change the date by which the Company must consummate a business combination to October 17, 2025. On October 15, 2025, the Company held an extraordinary general meeting which their shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association to change the date by which the Company must consummate a business combination to July 17, 2026, or such earlier date as is determined by the Company’s board of directors, in its sole discretion, to be in the best interests of the Company, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an amount determined by multiplying $0.01 by the number of public shares then outstanding for each one-month extension, up to a total of six months, starting on the 40th month from the closing of the Company’s initial public offering, unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

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

On November 13, 2024, the Company held an Extraordinary General Meeting at which its shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association to change the date by which the Company must consummate a business combination to October 17, 2025. In connection with the Extraordinary General Meeting, the Company and the Sponsor entered into non-redemption agreements (each, a “Non-Redemption Agreement”) with unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,225,000 Class A ordinary shares in connection with the Extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Class A ordinary shares, the Sponsor agreed to transfer an aggregate of 408,333 Founder Shares, or cause to be issued for no consideration an aggregate of 408,333 Founder Shares and simultaneous forfeiture by the Sponsor of 408,333 Founder Shares in connection with the Company’s completion of an initial business combination. To date, the Company’s Sponsor has entered into Non-Redemption Agreements covering an aggregate of 2,075,000 Class A ordinary shares and the transfer or issuance of 691,666 Founder Shares. The Company accounts for non-redemption agreements on a derivative liability basis and records any changes in their fair value in the statements of operations. The amount of such liability was $3,735,371 as of September 30, 2025.

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

In connection with the approval of the Extension Amendment, the Sponsor has issued an unsecured promissory note to the Company pursuant to which the Sponsor has agreed to make monthly deposits directly to the Company’s Trust Account of $150,000 per month (each deposit, is a “Contribution”). The maximum aggregate amount of all Contributions under the promissory note will not exceed $3,150,000. The Contributions are paid monthly (or a pro-rata portion thereof if less than a full month), beginning on January 11, 2024, and thereafter on the fifteenth day of each subsequent month (or if such fifteenth day is not a business day, on the business day immediately preceding such fifteenth day) until the earlier of (i) the consummation of a Business Combination, and (ii) the end of the Combination Period. The promissory note is non-interest bearing and is payable upon the consummation of the initial Business Combination and if the Business Combination is not consummated, the date of the termination, dissolution, or winding up of the Company as determined in the sole discretion of the Board. On October 2, 2024, the Board determined that in order to make the Company a more attractive partner to sponsors of special purpose acquisition companies seeking to take over the management and affairs of special purpose acquisition companies, following the Extraordinary General Meeting of shareholders held on November 13, 2024, the Sponsor and any successor to the obligations of the Sponsor are no longer be required to make monthly deposits to the Trust Account of $0.02 for each outstanding Class A ordinary share, up to a maximum of $150,000 per month. The Company received a contribution of $1,500,000 from the Sponsor for the period from January 11, 2024, through September 30, 2025 under the promissory note.

On October 8, 2025, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,500,000 to the Sponsor, a significant shareholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its initial public offering, including the transfer restrictions applicable thereto. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

On October 14, 2025, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) that the Company’s securities would be delisted from Nasdaq by reason of the failure of the Company to complete its initial business combination by October 12, 2025 (36 months from the effectiveness of its IPO registration statement) as required by IM-5101-2. Accordingly, trading in the Company’s Class A Ordinary Shares, Warrants, Rights and Units were suspended at the opening of business on October 21, 2025 and a Form 25-NSE was filed by Nasdaq with the Securities and Exchange Commission, which removed the Company’s securities from listing and registration on Nasdaq. The Company’s Units, Class A Ordinary Shares, Rights and Warrants began trading on the Pink Limited Market of the OTC Markets on October 21, 2025 under symbols “SVIUF,” “SVIIF,” “SVIRF” and “SVIWF”, respectively.

On October 15, 2025, the Company held an extraordinary general meeting of shareholders of the Company (the “Extension Meeting”) to vote on a proposal (the “Amendment Proposal”) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association, as previously amended by the Second Amendment to the Amended and Restated Articles, dated November 14, 2024 (the “Articles”, as amended, the “Amended Articles”), to amend the date by which the Company has to consummate a business combination to 45 months from the closing of the initial public offering, July 17, 2026 (the “Combination Period”), or such earlier date as is determined by the Company’s board of directors, in its sole discretion, to be in the best interests of the Company (the “Amendment”), provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an amount determined by multiplying $0.01 by the number of public shares then outstanding for each one-month extension, up to a total of six months, starting on the 40th month from the closing of the Company’s initial public offering, unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. In connection with the vote to approve the Amendment Proposal, holders of 151 Class A ordinary shares exercised their right to redeem their Class A ordinary shares for cash at a redemption price of approximately $11.93 per share, for an aggregate redemption amount of approximately $1,801.43. As a result, approximately $26,404,398.04 remained in the Trust Account and 2,213,278 Class A ordinary shares remained outstanding immediately following the Extension Meeting.

Proposed Business Combination

On July 30, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Spring Valley Merger Sub II, Inc., a Nevada corporation (“Merger Sub 2”) and Eagle Energy Metals Corp., a Nevada corporation (“Eagle Energy” or “Eagle”). Subject to its terms and conditions, the Merger Agreement provides that (i) on the day prior to the date of closing, the Company shall domesticate as a corporation in the State of Nevada (“Redomicile”), and, in connection with the Redomicile, adopt the articles of incorporation and bylaws, in each case, in the form to be mutually agreed between the Company and Eagle Energy and (ii) subject to the terms and conditions of the Merger Agreement and in accordance with the Nevada Revised Statues (“NRS”), at the closing, Merger Sub 2 will merge with and into Eagle Energy, (the “Merger”), with Eagle Energy surviving the Merger as the surviving corporation. As a result of the Merger, Eagle Energy will become a direct wholly owned subsidiary of the Company.

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

In connection with the transactions contemplated by the Merger Agreement, on July 30, 2025, the Company and Eagle Energy entered into a securities purchase agreement (the “SPA”) with an accredited investor (the “Investor”). Pursuant to the SPA, the Investor has agreed, among other things, to purchase, at the closing, 29,700 shares of the Company’s Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share, having the rights, preferences and privileges set forth in the Series A Preferred Stock Certificate of Designation and a warrant to purchase 2,500,000 shares of the Company’s common stock, at an exercise price of $12.00 per share, for an aggregate purchase price of $29,700,000. Each share of Series A Preferred Stock will have a stated value of $1,000.00.

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

On September 29, 2025, the Company, Merger Sub 2, and Eagle Energy restructured the transactions contemplated under the Original Merger Agreement by entering into an Amended and Restated Agreement and Plan of Merger (as the same may be amended, supplemented or otherwise modified from time to time, the “A&R Merger Agreement”) by and among New Eagle, Spring Valley Merger Sub III, Inc., a Cayman Islands exempted company (“Merger Sub 1”), Merger Sub 2 (and together with Merger Sub 1, the “Merger Subs”), the Company, and Eagle Energy. The A&R Merger Agreement amends and restates, in its entirety, the Original Merger Agreement. The restructured business combination transactions contemplated under the A&R Merger Agreement are referred to collectively as the “New Eagle Business Combination,” “Proposed Business Combination” or the “Transactions”. Capitalized terms used below and not otherwise defined herein have the meanings assigned to them in the A&R Merger Agreement.

General Terms and Effects; Merger Consideration

Pursuant to the A&R Merger Agreement, each of the following transactions will occur in the following order: (a) (i) (A) immediately prior to the First Effective Time (as defined below), the sole outstanding Class B ordinary share, par value $0.0001 per share, of the Company (the “Company Class B Ordinary Shares”) will convert into one Class A ordinary share, par value $0.0001 per share, of Company (the “Company Class A Ordinary Shares” and, together with the Company Class B Ordinary Share, the “Company Ordinary Shares”), (B) each outstanding Company Unit (defined below) will separate and convert into its component securities, and (C) each outstanding Company Right (defined below) will convert, in multiples of ten, into the underlying Company Class A Ordinary Shares, and (ii) at the effective time (the “First Effective Time”), (A) Merger Sub 1 will merge (the “First Merger”) with and into Company, with Company surviving (the “Surviving Corporation”), and, as a result, the Company will become a direct, wholly owned subsidiary of New Eagle, (B) each ordinary share of Merger Sub 1 issued and outstanding immediately prior to the First Effective Time shall be converted into one share of Company Class A Ordinary Share, (C) each Company Class A Ordinary Share issued and outstanding immediately prior to the First Effective Time shall be canceled and converted into a number of shares of common stock, par value $0.0001 per share, of New Eagle (the “New Eagle Common Stock”), automatically on a one-for-one basis, following which all Company Class A Ordinary Shares shall cease to be outstanding and shall automatically be canceled and retire and shall cease to exist, and (D) each then issued and outstanding warrant to purchase Company Class A Ordinary Shares (the “Company Warrants”) will convert automatically, on a one-for-one basis, into a warrant to purchase shares of New Eagle Common Stock (each, a “New Eagle Warrant”) and the Company shall assign all of its right, title and interests in the related Warrant Agreement (as defined herein) to New Eagle pursuant to an assumption agreement (the “Warrant Assumption Agreement”); (b) at the effective time (the “Second Effective Time”) of the Second Merger (as defined herein), (i) Merger Sub 2 will merge with and into Eagle (the “Second Merger”), with Eagle surviving as the surviving company (the “Surviving Company”), and, as a result, Eagle will become a direct, wholly owned subsidiary of New Eagle, (ii) each share of common stock of Merger Sub 2 issued and outstanding immediately prior to the Second Effective Time shall be converted into one share of common stock, par value $0.0001 per share, of Eagle (the “Eagle Common Stock”), (iii) each share of existing Eagle Common Stock issued and outstanding immediately prior to the Second Effective Time shall be canceled and converted into a number of shares of New Eagle Common Stock equal to the Exchange Ratio (as defined in the A&R Merger Agreement) resulting in an aggregate of 23,350,000 shares of New Eagle Common Stock being issued to the Eagle stockholders (the “Aggregate Merger Consideration”).

Transaction Consideration

Subject to, and in accordance with the terms and conditions of the A&R Merger Agreement, immediately prior to the First Effective Time, the Company shall cause each then issued and outstanding Company Class B Ordinary Share to convert automatically, on a one-for-one basis, into one Company Class A Ordinary Share following which all Company Class B Ordinary Shares shall cease to be outstanding and shall automatically be canceled and retired and shall cease to exist.

Subject to, and in accordance with the terms and conditions of the A&R Merger Agreement, at the First Effective Time, by virtue of the First Merger and without any action on the part of the Company: (i) each then issued and outstanding Company Class A Ordinary Share (including Company Class A Ordinary Shares issued upon (a) the conversion of the Company Class B Ordinary Shares pursuant to the A&R Merger Agreement, (b) the separation of the Company units, consisting of one Company Class A Ordinary Share, one Company right (each, a “Company Right”) and one-half (1/2) of one public Company Warrant (each, a “Company Public Warrant”) (collectively, the “Company Units”) and (c) the conversion of the Company Rights) will convert automatically, on a one-for-one basis, into one share of New Eagle Common Stock following which all Company Class A Ordinary Shares shall cease to be outstanding and shall automatically be canceled and retired and shall cease to exist; and (ii) each then issued and outstanding Company Warrant will convert automatically, on a one-for-one basis, into a New Eagle Warrant. Each Merger Sub 1 ordinary share, issued and outstanding immediately prior to the First Effective Time, shall be converted into one validly issued, fully paid and nonassessable Company Class A Ordinary Share. Each share of Eagle Common Stock issued and outstanding immediately prior to the Second Effective Time shall be canceled and converted into a number of shares of New Eagle Common Stock equal to the Exchange Ratio, and each holder of a share of Eagle Common Stock issued and outstanding immediately prior to the Second Effective Time, shall receive for each share of Eagle Common Stock such number of shares of duly authorized, validly issued, fully paid and nonassessable New Eagle Common Stock (collectively, the Eagle Common Stock and New Eagle Common Stock so issued, the “Merger Consideration”) equal to the Exchange Ratio, rounded down to the nearest whole share. Each share of Merger Sub 2 common stock issued and outstanding immediately prior to the Second Effective Time shall be converted into one validly issued, fully paid and nonassessable share of Surviving Company common stock.

The Aggregate Merger Consideration is a number of shares of New Eagle Common Stock equal to the quotient obtained by dividing (i) $233,500,000 by (ii) $10.00.

Earnout

Following the Closing, if, at any time during the period following the Closing Date and expiring on the fifth (5th) anniversary of the Closing Date (the “Earnout Period”), the VWAP of the shares of New Eagle Common Stock equals or exceeds $16.00 for any twenty (20) Trading Days within a period of thirty (30) consecutive Trading Days (the “Earnout Target”), then as soon as commercially practicable and in any event within five (5) Business Days following the achievement of the Earnout Target, New Eagle will issue 1,500,000 shares of New Eagle Common Stock (the “Earnout Shares”) to the persons set forth on the Earnout Payment Spreadsheet (the “Earnout Recipients”).

The issuance of the Earnout Shares will be provided for by resolution of the New Eagle Board. To the extent that the Earnout Recipients are service providers of New Eagle after the Closing, the issuance of the Earnout Shares will be made under the Eagle Nuclear Energy Corp. 2025 Equity Incentive Plan (the “New Eagle Equity Plan”). The New Eagle Equity Plan will reserve the Earnout Shares for issuance to the Earnout Recipients, which shall be issued only upon achievement of the Earnout Target.

If the Earnout Shares are issued to the Earnout Recipients within 180 days of the Closing Date, the Earnout Recipients shall not Transfer (as defined in the Lock-Up Agreement described below) any of the Earnout Shares until 180 days after the Closing Date. If the Earnout Target is not satisfied during the Earnout Period, the obligation to issue Earnout Shares pursuant to the A&R Merger Agreement will terminate and no longer apply.

Conditions to Closing

The A&R Merger Agreement contains customary conditions to Closing, including the following mutual conditions of the parties (unless waived by all of the parties), including without limitation: (i) if applicable, waiting period or periods (including any extension thereof) applicable to the consummation of the transactions contemplated by the A&R Merger Agreement under the HSR Act shall have been terminated or expired; (ii) the absence of any law, ruling of any governmental authority, judgment or decree which has the effect of making the Transactions, including the Mergers, illegal or which otherwise prevents or prohibits consummation of the Transactions, including the Mergers; (iii) completion of the Offer in accordance with the terms of the A&R Merger Agreement and the Proxy Statement; (iv) approvals being obtained by the stockholders of both the Company and Eagle; (v) the Registration Statement becoming effective; (vi) approval of New Eagle’s Nasdaq listing application and listing of New Eagle Common Stock to be issued in connection with the Transactions, including the Mergers; and (vii) adoption of the New Eagle Charter and the New Eagle Bylaws.

In addition, the obligations of the Company, New Eagle and Merger Subs are subject to the satisfaction or waiver of certain closing conditions, including without limitation: (i) the accuracy of the representations and warranties of Eagle, subject to certain qualifiers; (ii) each of the covenants required to be performed or complied with by Eagle as of or prior to the Closing being performed or complied with in all material respects; (iii) delivery of a certificate signed by an officer of Eagle certifying that to the knowledge and belief of such officer, that the conditions specified in Section 9.02(a) and Section 9.02(b) of the A&R Merger Agreement have been fulfilled; (iv) the delivery of executed counterparts to all ancillary agreements to which Eagle, or any stockholder of Eagle, is party; and (v) the absence of an Eagle Material Adverse Effect since the date of the A&R Merger Agreement that is continuing and uncured.

The obligations of Eagle are subject to the satisfaction or waiver of certain customary closing conditions, including without limitation: (i) the accuracy of the representations and warranties of the Company, New Eagle and the Merger Subs, in each case subject to certain qualifiers; (ii) performance of each of the covenants of the Company that are required performed or complied with as of or prior to the Closing being performed or complied with in all material respects; (iii) delivery of a certificate signed by an officer of the Company certifying that to the knowledge and belief of such officer, that the conditions specified in Section 9.03(a) and Section 9.03(b) of the A&R Merger Agreement have been fulfilled; (iv) the delivery of executed counterparts to all ancillary agreements to which the Company, New Eagle or the Sponsor is a party; and (v) no Company Material Adverse Effect since the date of the A&R Merger Agreement that is continuing and uncured.

Termination

The A&R Merger Agreement may be terminated under certain circumstances prior to the Closing, including the Mergers, including, but not limited to, (i) by mutual written consent of the Company and Eagle, (ii) by written notice to Eagle from the Company (a) if Eagle is in breach of its respective representations, warranties or covenants or agreements of Eagle set forth in the A&R Merger Agreement that is uncured and renders certain of the conditions listed under the A&R Merger Agreement to obligations of the Company incapable of being satisfied on the date of Closing; (b) if the Closing has not occurred on or before October 17, 2025, as such date may be extended; or (c) if the consummation of the Mergers is permanently enjoined or prohibited by the terms of a final, non-appealable governmental order or other law; (iii) by written notice to the Company from Eagle (a) if the Company is in breach of its respective representations, warranties, covenants or agreements of the Company set forth in the A&R Merger Agreement that is uncured and would render certain of the conditions to obligations of Eagle incapable of being satisfied on the date of Closing; (b) if the Closing has not occurred on or before the Termination Date; or (c) if the consummation of the Mergers is permanently enjoined or prohibited by the terms of a final, non-appealable governmental order or other law; (iv) by written notice from Eagle to the Company if the Company shareholder approval is not obtained at the Special Meeting to approve the Transactions, including the Mergers; and (v) by written notice from the Company to Eagle if Eagle stockholder approval is not obtained within ten (10) business days following the date on which the Registration Statement becomes effective.

If the A&R Merger Agreement is validly terminated, none of the parties to the A&R Merger Agreement will have any liability under the A&R Merger Agreement, except in the case of willful material breach by a party of the A&R Merger Agreement.

Concurrently with the execution and delivery of the A&R Merger Agreement, the Company, New Eagle, Eagle Energy and the Sponsor entered into the Amended and Restated Sponsor Support Agreement (the “Amended and Restated Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed to (a) vote all of the Company’s ordinary shares (the “Ordinary Shares”) held by the Sponsor in favor of the A&R Merger Agreement and the Transactions and against any proposal in opposition to or inconsistent with the A&R Merger Agreement and the Transactions, and (b) not redeem the Ordinary Shares held by the Sponsor, in each case, on the terms and subject to the conditions set forth in the Amended and Restated Sponsor Support Agreement. The Sponsor has also agreed, subject to and conditioned upon the Closing, to forfeit, concurrently with the Closing, all of its Ordinary Shares and Company’s warrants (the “Warrants”) other than (i) 3,100,000 Class A Ordinary Shares (the “Company Founder Shares”), and (ii) 7,000,000 private placement warrants of the Company (the “Company Private Warrants”). Additionally, at the Closing, all of the outstanding principal amounts as of the Closing Date under the working capital loan and the extension loan issued by the Company to the Sponsor will be converted by the Company and the Sponsor into New Eagle private warrants (the “New Eagle Private Warrants”), at the price of $1.00 per New Eagle Private Warrant.

Concurrently with the execution and delivery of the A&R Merger Agreement, certain Eagle Energy stockholders executed and delivered to the Company, New Eagle and Eagle the Amended and Restated Voting and Support Agreements (each, a “Amended and Restated Voting and Support Agreement”), pursuant to which, such Eagle Energy stockholders agreed to, among other things, (a) vote in favor of the A&R Merger Agreement and the Transactions and against any proposal in opposition to or inconsistent with the A&R Merger Agreement and the Transactions, and (b) not transfer any of such Eagle Energy stockholders’ Covered Shares (as defined therein).

Pursuant to the terms of the A&R Merger Agreement, contemporaneously with the Closing, New Eagle, the Sponsor and certain New Eagle Stockholders will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, (i) New Eagle will agree to file, within 30 days following the Closing Date, a registration statement covering the resale of certain shares of New Eagle Common Stock and other equity securities of New Eagle, (ii) holders of Registrable Securities (as defined therein) will be granted certain takedown, demand, block trade and piggyback registration rights with respect to their Registrable Securities, in each case, on the terms and subject to the conditions set forth in the Registration Rights Agreement, and (iii) the existing registration and shareholder rights agreement, dated as of October 12, 2022, between the Company and the Sponsor will be amended, restated and terminated as of the Closing.

Also pursuant to the terms of the A&R Merger Agreement, prior to the Closing, certain New Eagle Stockholders, including the Sponsor, will have each separately entered into a lock-up agreement (each, a “Lock-Up Agreement”), pursuant to which, among other things, each such holder will agree not to sell, for a period of 180 days following the Closing (subject to certain exceptions), the shares of New Eagle Common Stock held by such holder immediately after the Second Effective Time, on the terms and subject to the conditions set forth in the Lock-Up Agreements.

In connection with the transactions contemplated by the A&R Merger Agreement, the Company, New Eagle, and Eagle Energy entered into an Amended and Restated Securities Purchase Agreement (the “Amended and Restated PIPE Agreement”) with an accredited investor (the “PIPE Investor”). Pursuant to the Amended and Restated PIPE Agreement, the PIPE Investor has agreed, among other things, to purchase, at the Closing, 29,700 shares of New Eagle’s Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share, having the rights, preferences and privileges set forth in the Series A Preferred Stock Certificate of Designation (such stock the “Series A Preferred Stock”) and a warrant (the “Investor Warrants”) to purchase an aggregate of 2,500,000 shares of New Eagle Common Stock, at an exercise price of $12.00 per share, for an aggregate purchase price of $29,700,000 (the “Series A Preferred Stock Investment”). Each share of Series A Preferred Stock will have a stated value of $1,000.00 (the “Stated Value”).

In connection with the Closing, the Company, New Eagle and Continental Stock Transfer & Trust Company, as warrant agent, will enter into the Warrant Assumption Agreement. Such agreement will amend the warrant agreements governing the terms of the Warrants (the “Warrant Agreements”), as the Company will assign all its rights, title, and interest in the Warrant Agreements to New Eagle. Pursuant to the Warrant Assumption Agreement, the Warrants will no longer be exercisable for the Company’s Class A Ordinary Shares, and will be exchanged for New Eagle Warrants exercisable for shares of New Eagle Common Stock on substantially the same terms that were in effect prior to the Second Effective Time under the terms of the applicable Warrant Agreements.

Results of Operations

As of September 30, 2025, we had not commenced any operations. All activity for the period from January 19, 2021 (inception) through September 30, 2025, relates to our formation and the Initial Public Offering described below and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the three months ended September 30, 2025, we had a net loss of approximately $3.4 million, which consisted of approximately $0.7 million in general and administrative expenses and $3.0 million in change of fair value of derivative liability, partially offset by $0.3 million in income from investments held in the Trust Account and interest income on the operating account.

For the nine months ended September 30, 2025, we had a net loss of approximately $3.9 million, which consisted of approximately $1.02 million in general and administrative expenses and $3.7 million in change of fair value of derivative liability, partially offset by $0.82 million in income from investments held in the Trust Account and interest income on the operating account.

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

Going Concern Consideration

As of September 30, 2025, the Company had approximately $65 thousand in cash held outside of the Trust Account and a working capital deficit of approximately $2.04 million.

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

In addition, in order to finance the transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team, or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 4) as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants). As of September 30, 2025 and December 31, 2024, there was no Working Capital Loan outstanding.

Based on the current operating plan, management believes that the Company will not have sufficient working capital to meet its working capital needs through the earlier of consummation of an initial Business Combination or mandatory liquidation date.

Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed consolidated financial statements are issued.

Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed consolidated financial statements are issued. Management plans to complete the initial Business Combination prior to the mandatory liquidation date and expects to receive financing from the Sponsor or the affiliates of the Sponsor to meet its obligations through the time of liquidation or the completion of the initial Business Combination. There is no financing that is currently committed and no assurance that the Company’s plans to consummate the initial Business Combination will be successful within the Combination Period (by July 17, 2026, assuming all extensions are exercised). The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus.

On October 7, 2023, the State of Israel was attacked by Hamas, a Palestinian militant group designated as a Foreign Terrorist organization by the U.S. Department of State. As a result of this attack, the State of Israel has commenced a military operation against Hamas which is supported by various nations including the United States. The conflicts in Gaza is in a state of cease fire under accords signed between the parties. However, the duration and intensity of the ongoing conflicts in Gaza and the broader region remain uncertain.

In addition, there have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our ability to complete our initial business combination.

The impact of the above actions on the world economy is not determinable as of the date of these unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements. The Company’s ability to consummate an initial business combination, or the operations of a target business with which the Company ultimately consummates an initial business combination, may be materially and adversely affected by these military actions and related sanctions. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations, or ability to consummate an initial business combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Administrative Services Agreement

On October 12, 2022, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor an amount of $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation. In November 2024, the Company terminated the administrative services agreement. The Company incurred $0 in such fees for the three and nine months ended September 30, 2025. The Company incurred $30,000 and $90,000 in such fees included as general and administrative expenses on the accompanying statements of operations for the three and nine months ended September 30, 2024. On June 18, 2025, the Sponsor forgave the accrued administrated fees, as a result the accrued expense was eliminated and considered a capital contribution. The Company had no unpaid fees as of September 30, 2025, and $120,000 as of December 31, 2024.

In addition, our Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. For the nine months ended September 30, 2025, there were no expenses to be reimbursed. For the year ended December 31, 2024, there were no expenses to be reimbursed.

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

Non-Redemption Agreements

On October 24, 2024, October 25, 2024, November 8, 2024, November 11, 2024 and November 12, 2024, in connection with the Company’s meeting to approve the Extension Amendment Proposal, the Company and the Company’s Sponsor, entered into non-redemption agreements with several unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 2,075,000 Class A ordinary shares, par value $0.0001 of the Company in connection with the Extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Class A ordinary shares of the Company, the Sponsor agreed to transfer or cause to be issued for no consideration an aggregate of 691,666 Founder Shares of the Company on the occurrence of an initial business combination. On October 24, 2024, October 25, 2024, November 8, 2024, November 11, 2024 and November 12, 2024, in connection with the Meeting, the Company and the Company’s Sponsor, entered into non - redemption agreements with several unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 2,075,000 Class A ordinary shares, par value $0.0001 of the Company in connection with the Extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Class A ordinary shares of the Company, the Sponsor agreed to transfer or cause to be issued for no consideration an aggregate of 691,666 Founder Shares of the Company on the occurrence of an initial business combination. The amount of such liability was $3,735,371 as of September 30, 2025.

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable solely in the event that the Company completes a Business Combination. As of September 30, 2025, and December 31, 2024, the Company had Deferred Legal Fees of approximately $2,262,910 and $1,640,000 in connection with such services, respectively. The Company will recognize an expense for these services when the performance trigger is considered probable.

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of these unaudited condensed consolidated financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

Net (Loss) Income per Ordinary Share

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

Net (loss) income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net (loss) income per ordinary share as the redemption value approximates fair value. Therefore, the net (loss) income per ordinary share calculation allocates (loss) income shared pro rata between Class A and Class B ordinary shares. We have not considered the effect of the exercise of the Public Warrants and Private Placement Warrants to purchase an aggregate of 24,850,000 shares and the effect of the Rights to receive 2,300,000 shares in the calculation of diluted (loss) income per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events.

Derivative Financial Instruments

We evaluate our equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the unaudited condensed consolidated statements of operations each reporting period. The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted the provisions of this guidance with effect from January 1, 2023. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the amendments in ASU 2022-03 require certain additional disclosures related to investments in equity securities subject to contractual sale restrictions. The amendments in ASU 2022-03 became effective for us as of the beginning of our 2025 fiscal year. Early adoption is permitted. As of September 30, 2025, we do not hold any investments in equity securities, therefore we do not currently expect that this guidance will have a material impact upon our financial position and results of operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2025.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our condensed consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making these assessments, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of September 30, 2025.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025, which is covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 15, 2025, the Company held an extraordinary general meeting of shareholders of the Company to vote on a proposal to amend, by way of special resolution, the Company’s Amended Articles, to amend the date by which the Company has to consummate a business combination to 45 months from the closing of the initial public offering, July 17, 2026, or such earlier date as is determined by the Company’s board of directors, in its sole discretion, to be in the best interests of the Company, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an amount determined by multiplying $0.01 by the number of public shares then outstanding for each one-month extension, up to a total of six months, starting on the 40th month from the closing of the Company’s initial public offering, unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. In connection with the vote to approve the extension amendment proposal, holders of 151 Class A ordinary shares exercised their right to redeem their Class A ordinary shares for cash at a redemption price of approximately $11.93 per share, for an aggregate redemption amount of approximately $1,801.43. As a result, approximately $26,404,398.04 remains in the Trust Account and 2,213,278 Class A ordinary shares remain outstanding immediately following the meeting.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the nine months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.4

Third Amendment to the Amended and Restated Memorandum and Articles of Association. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2025).

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

10.8	Form of Voting and Support Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2025).

10.9	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2025).

10.10	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2025).

10.11	Securities Purchase Agreement dated July 30, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2025).

10.12	Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 9, 2025).

10.13

Amended and Restated Agreement and Plan of Merger, dated as of September 29, 2025, by and among SVII, New Eagle, Merger Sub 1, Merger Sub 2 and Eagle (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2025).

10.14	Amended and Restated Sponsor Support Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2025).

10.15	Form of Amended and Restated Voting and Support Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2025).

10.16	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2025).

10.17	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2025).

10.18

Amended and Restated Securities Purchase Agreement, dated as of September 29, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2025).

10.19	Form of Warrant Assumption Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2025).

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

Date: November 14, 2025

SPRING VALLEY ACQUISITION CORP. II

	By:	/s/ Robert Kaplan
	Name:	Robert Kaplan
	Title:	Chief Financial Officer and Vice President of Business Development
(Principal Accounting Officer and Duly Authorized Officer)